Form 10-K/A
period 2020-12-31
SPRING VALLEY ACQUISITION CORP.
filed 2021-05-07
CIK 1822966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
SPRING VALLEY ACQUISITION CORP.
(Exact name of registrant as specified in its charter)
Cayman Islands	001-39736	98-1588588
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)
2100 McKinney Ave., Suite 1675 Dallas, TX	75201
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (214) 308-5230
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
As of May 7, 2021, 23,000,000 shares of Class A common stock, par value $0.0001, and 5,750,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.
Documents Incorporated by Reference:
None.

i

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” “SVAC,” “Spring Valley,” “company” or “our company” are to Spring Valley Acquisition Corp., unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Spring Valley Acquisition Corp. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”).
Restatement Background
On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”). In the Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on November 27, 2020, our warrants were accounted for as equity within our financial statements, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities as of the IPO date reported at fair value with subsequent fair value remeasurement at each reporting period.
Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the periods beginning with the period from August 20, 2020 (inception) through December 31, 2020 and the year ended December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.
Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on November 27, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.
In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. Management has concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2020, due to a material weakness in internal control over financial reporting related to the accounting for equity instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.
Items Amended in this Form 10-K/A
This Form 10-K/A presents the Original Filing, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:
Part I, Item 1A. Risk Factors
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements
Part II, Item 9A. Controls and Procedures
In addition, the Company’s Chief Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1 and 32.1).
Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

CERTAIN TERMS
Unless otherwise stated in this Annual Report on Form 10-K/A (this “Report”), or the context otherwise requires, references to:
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

•
our financial performance following our Initial Public Offering; or

•
the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K/A and in our other filings with the Securities and Exchange Commission (the “SEC”), including, when it becomes available, in our preliminary prospectus/proxy statement relating to our proposed business combination with AeroFarms.

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

v

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

•
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

•
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
If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 8,625,001, or 37.5%, of the 23,000,000 public shares sold in our Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. In the event that each of our anchor investors continues to hold the 1,980,000 units purchased in our Initial Public Offering and votes in favor of an initial business combination, we would not need any additional public shares sold in our Initial Public Offering to be voted in favor of our initial business combination to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our Initial Public Offering, prior to the Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.
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
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,906,348 held outside the trust account (as of December 31, 2020) plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.
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
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,906,348 of proceeds held outside the trust account (as of December 31, 2020) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.
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
Our sponsor beneficially owns, on an as-converted basis, approximately 19.5% of our outstanding ordinary shares. Our sponsor and members of our management team also may from time to time purchase ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As a result, in addition to our initial shareholders’ founder shares, we would need 8,625,001, or 37.5% of the 23,000,000 public shares sold in our Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.
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
As of December 31, 2020, we had approximately $1,906,348 available to us outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for 18 months from the closing of our Initial Public Offering, until the Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period;

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described elsewhere in this Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in November 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, Class A common stock subject to possible redemption, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.
To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the November 2020 Initial Public Offering, see “Note 2 — Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Report.
Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
In accordance with updated guidance from the SEC on accounting treatment of the warrants, management determined that our warrants should be accounted for as liabilities rather than as equity and such requirement resulted in a restatement of our previously issued financial statements, which has resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence.
On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies

(“SPACs”) (the “Statement”). In the Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. Therefore we conducted a valuation of our warrants and restated our previously issued financial statements, which resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or NYSE regarding our restated financial statements or matters relating thereto.
Any future inquiries from the SEC or NYSE as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.
The restatement of our financial statements in May 2021 has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.
As a result of the restatement of our financial statements, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the restatements, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties or shareholder litigation. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause its stock price to decline.
Our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination.
Following the restatement of our historical financial statements, we account for 10,333,334 warrants issued in connection with our initial public offering (including the 6,666,667 warrants sold as part of the units in the initial public offering and the 3,666,667 private placement warrants) in accordance with the guidance contained in Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.
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

PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
Market Information

Our units, shares of Class A common stock and warrants are each traded on the NASDAQ under the symbol “SVSVU,” “SV” and “SVSVW” respectively. Our units commenced public trading on December 8, 2020. Our shares of Class A common stock and warrants began separate trading on January 21, 2021.
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
Special Note Regarding Forward-Looking Statements
This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-K/A including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
In this Annual Report of Spring Valley Acquisition Corp. (the “Company”) on Form 10-K/A for the fiscal year ended December 31, 2020, we are restating periods beginning with the period from August 20, 2020 (inception) through December 31, 2020 through the year ended December 31, 2020 (collectively, the “Affected Periods”).
The restatement results from our prior accounting for our Public Warrants and Private Placement Warrants issued in connection with our initial public offering in November 2020 which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.
On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”). In the Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s financial statements as opposed to equity. Since issuance in November 2020, our warrants were accounted for as equity within our financial statements, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities as of the IPO date reported at fair value with subsequent fair value remeasurement at each reporting period.
Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the periods beginning with the period from August 20, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.
Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815- 40). The views expressed in the Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued in November 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.
Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows from operations or cash.
In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that its disclosure controls and procedures for such periods were not effective as of December 31, 2020, with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report on Form 10-K/A.
We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.
The restatement is more fully described in Note 2 of the notes to the financial statements included herein.
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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from the August 20, 2020 (inception) through December 31, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial

Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.
For the period from August 20, 2020 (inception) through December 31, 2020, we had a net loss of $12,971,424, which consisted of formation and operating costs of $114,144, change in derivative of warrant liabilities of $12,110,000, including the loss on the sale of warrants of $979,000, and offering costs of $749,253, partially offset by interest income on marketable securities held in the Trust Account of $1,973.
Liquidity and Capital Resources
As of December 31, 2020, we had $1,906,348 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
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
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.
We issued 11,500,000 warrants as part of the units offered by our Initial Public Offering and, simultaneously with the closing of our Initial Public Offering, we issued in a private placement an aggregate of 8,900,000 private placement warrants. The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The Private Placement Warrants are valued using a Modified Black Scholes Option Pricing Model.

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
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, as of December 31, 2020, our disclosure controls and procedures were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Management’s Report on Internal Controls Over Financial Reporting
This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers
As of the date of this Report, our directors and officers are as follows:
Name	Age	Position
Christopher Sorrells	52	Chief Executive Officer and Director
Jeffrey Schramm	50	Chief Financial Officer
Robert Kaplan	48	Vice President of Business Development
William Quinn	50	Chairman and Director
Debora Frodl	55	Director
Richard Thompson	72	Director
Patrick Wood, III	58	Director
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

(2)
This individual, as well as SVAC’s holdco, holds a direct or indirect interest in the Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

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
Audit Fees.   During the period from August 20, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $75,000 for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2020 financial statements included in this Report.
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
(a)   The following documents are filed as part of this Form 10-K/A:
(1)
Financial Statements:

(2)
Financial Statement Schedules:

None.
(3)
Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied on the SEC website at www.sec.gov.
Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of March 25, 2021, by and among the Company, Merger Sub and Dream Holdings.(2)
3.1	Amended and Restated Memorandum and Articles of Association.**
4.1	Warrant Agreement, dated as of November 23, 2020, between Continental Stock Transfer & Trust Company and the Company.(1)
4.2	Description of Registrant’s Securities.**
10.1	Private Placement Warrants Purchase Agreement, dated as of November 23, 2020, between the Company and the Sponsor.(1)
10.2	Investment Management Trust Account Agreement, dated as of November 23, 2020, between Continental Stock Transfer & Trust Company and the Company.(1)
10.3	Registration and Shareholder Rights Agreement, dated as of November 23, 2020, between the Company and the Sponsor.(1)
10.4	Letter Agreement, dated as of November 23, 2020, between the Company, the Sponsor and each of the officers and directors of the Company.(1)
10.5	Administrative Services Agreement, dated as of November 23, 2020, between the Company and the Sponsor.(1)
10.6	Promissory Note, dated as August 21, 2020, between the Registrant and the Sponsor.(3)
10.7	Securities Subscription Agreement, dated August 21, 2020, between the Registrant and the Sponsor.(3)
10.8	Form of Subscription Agreement.(2)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.*
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*
Filed herewith.

**
Previously filed.

(1)
Incorporated by reference to the registrant's Current Report on Form 8-K, filed with the SEC on November 30, 2020.

(2)
Incorporated by reference to the registrant's Current Report on Form 8-K, filed with the SEC on March 25, 2021.

(3)
Incorporated by reference to the registrant's Registration Statement on Form S-1, filed with the SEC on September 25, 2020.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
May 7, 2021
SPRING VALLEY ACQUISITION CORP.

/s/ Christopher Sorrells

Name:   Christopher Sorrells
Title:    Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Position	Date
/s/ Christopher Sorrells Christopher Sorrells	Chief Executive Officer and Director (Principal Executive Officer)	May 7, 2021
/s/ Jeffrey Schramm Jeffrey Schramm	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 7, 2021
/s/ William Quinn William Quinn	Chairman and Director	May 7, 2021
/s/ Robert Kaplan Robert Kaplan	Vice President of Business Development	May 7, 2021
/s/ Debora Frodl Debora Frodl	Director	May 7, 2021
/s/ Richard Thompson Richard Thompson	Director	May 7, 2021
/s/ Patrick Wood, III Patrick Wood, III	Director	May 7, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Spring Valley Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Spring Valley Acquisition Corp. (the “Company”), as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from August 20, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 20, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Restatement of Financial Statements
As discussed in Note 1 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.
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
New York, New York
May 7, 2021

SPRING VALLEY ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2020
(Restated)
ASSETS
Cash	$1,906,348
Prepaid expenses	237,088
Total current assets	2,143,436
Investments held in trust account	232,301,973
Total assets	$234,445,409
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued offering costs	$49,934
Total current liabilities	49,934
Long term liabilities:
Warrant liability	33,660,000
Deferred underwriting fee payable	8,050,000
Total liabilities	41,759,934
Commitments and Contingencies
Class A Common Shares Subject to Redemption, 18,582,720 shares at $10.10 per share	187,685,474
Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 stocks authorized; none issued and outstanding	—
Class A common share, $0.0001 par value, 300,000,000 shares authorized;4,417,280 shares issued and outstanding (excluding 18,582,720 shares subject to possible redemption)	442
Class B common share, $0.0001 par value, 30,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional Paid in Capital	17,970,408
Accumulated Deficit	(12,971,424)
Total shareholders’ equity	5,000,001
Total Liabilities and Shareholders’ Equity	$234,445,409
The accompanying notes are an integral part of these financial statements.

SPRING VALLEY ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(Restated)
Formation and operating costs	$114,144
Loss from operations	(114,144)
Other income (expense):
Change in fair value of warrant liability	(12,110,000)
Offering costs allocated to derivative warrant liabilities	(749,253)
Interest earned on marketable securities held in Trust Account	1,973
Net loss	$(12,971,424)
Weighted average shares outstanding of Class A redeemable ordinary shares	23,000,000
Basic and diluted net income per ordinary share, Class A	$0.00
Weighted average shares outstanding of Class B non-redeemable ordinary shares	5,194,656
Basic and diluted net loss per ordinary share, Class B	$(2.50)
The accompanying notes are an integral part of these financial statements.

SPRING VALLEY ACQUISITION CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(Restated)
	Ordinary Shares		Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Class A	Class B
	Shares	Amount
Balance as of August 20, 2020	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of Units in initial public offering, less fair value of public warrants	23,000,000	2,300	—	—	217,347,700	—	217,350,000
Offering costs	—	—	—	—	(11,718,101)	—	(11,718,101)
Ordinary Shares Subject to possible Redemption	(18,582,720)	(1,858)	—	—	(187,683,616)	—	(187,685,474)
Net loss	—	—	—	—	—	(12,971,424)	(12,971,424)
Balance as of December 31, 2020	4,417,280	$442	5,750,000	$575	$17,970,408	$(12,971,424)	$5,000,001
The accompanying notes are an integral part of these financial statements.

SPRING VALLEY ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(Restated)
Cash Flows from Operating Activities
Net Loss	$(12,971,424)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of derivative warrant liabilities	12,110,000
Offering costs allocated to derivative warrant liabilities	749,253
Payment of formation costs through issuance of Class B ordinary shares	5,000
Interest earned on marketable securities held in Trust Account	(1,973)
Changes in operating assets and liabilities
Prepaid expenses	(237,088)
Net cash used in operating activities	(346,232)
Cash Flows from Investing Activities:
Investment of cash into Trust Account	(232,300,000)
Net cash used in investing activities	(232,300,000)
Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid and reimbursements	226,150,000
Proceeds from sale of Private Placement Warrants	8,900,000
Repayment of promissory note – related party	(124,826)
Payment of offering costs	(372,594)
Net cash provided by financing activities	234,552,580
Net increase in cash	1,906,348
Cash – beginning of period	—
Cash – end of period	$1,906,348
Supplemental disclosure of noncash investing and financing activities:
Initial classification of Class A ordinary shares subject to possible redemption	$200,645,178
Change in value of Class A ordinary shares subject to possible redemption	$(12,959,704)
Warrant liabilities in connection with initial public offering and private placement	$22,529,000
Deferred underwriting fee payable	$8,050,000
Accrued offering costs	$49,934
Offering costs paid by Sponsor in exchange for Founder Shares	$20,000
Offering costs paid directly through Note payable	$124,826
The accompanying notes are an integral part of these financial statements.

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
As of December 31, 2020, the Company had not commenced any operations. All activity for the period from August 20, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.
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
Offering costs consist of legal, accounting and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering in November 2020.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and of the Securities and Exchange Commission (the “SEC”).
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company, which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.
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
Correction of an Error in Previously Issued Financial Statements
In April 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public and Private Placement warrants the Company issued in November 2020, the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.
On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are ordinary in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the Staff statement and in light of evolving views as to certain provisions ordinarily included in warrants issued by special purpose acquisition companies, the Company’s management re-evaluated the accounting for our Warrants under ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in shareholders’ equity. Since the Warrants meet the definition of a derivative under ASC 815-40, the Company has restated the financial statements to classify the Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations and comprehensive income (loss) at each reporting date.
The Company’s prior accounting treatment for the Warrants was equity classification rather than as derivative liabilities. Accounting for the Warrants as liabilities pursuant to ASC 815-40 requires that the Company re-measure the Warrants to their fair value each reporting period and record the changes in such value in the statement of operations. Accordingly, the Company has restated the value and classification of the Warrants in our financial statements included herein (“Restatement”).
The following summarizes the effect of the Restatement on each financial statement line item for each period presented herein and as of the date of the Company’s consummation of its IPO.
	As of December 31, 2020
	As Reported	As Restated	Difference
Balance Sheet
Derivative warrant liabilities	$—	$33,660,000	$33,660,000
Total Liabilities	8,099,934	41,759,934	33,660,000
Class A ordinary shares subject to possible redemption	221,345,469	187,685,474	(33,659,995)
Class A ordinary shares, $0.0001 par value	108	442	334
Additional paid-in capital	5,111,494	17,970,408	12,858,914
Accumulated deficit	(112,171)	(12,971,424)	(12,859,253)
Total Shareholders’ Equity	5,000,001	5,000,001	—
	For the Period from August 20, 2020 Through December 31, 2020
	As Reported	As Restated	Difference
Statements of Operations
Change in value of derivative warrant liabilities	$—	$(12,110,000)	$(12,110,000)
Offering costs allocated to derivative warrant liabilities	—	(749,253)	(749,253)
Net loss	$(112,171)	$(12,971,424)	$(12,859,253)
Per Share Data:
Basic and diluted income (loss) per share, Class A	$—	$—	$—
Basic and diluted net less per share, Class B	$(0.02)	$(2.50)	$(2.48)
In addition, the impact to the balance sheet dated November 27, 2020, filed on Form 8-K on December 3, 2020 related to the impact of accounting for public and private warrants as liabilities at fair value resulted in approximately a $22.5 million increase to the warrant liabilities line item at November 27, 2020 and offsetting decrease to the Class A common stock subject to redemption mezzanine equity line item. There is no change to total stockholders’ equity at any reported balance sheet date.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,659,434 in cash and cash equivalents as of December 31, 2020.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, the 18,582,720 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.
The Company issued 11,500,000 warrants as part of the units offered in its Initial Public Offering and, simultaneously with the closing of Initial Public Offering, the Company issued in a private placement an aggregate of 8,900,000 private placement warrants. The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statement of operations. The fair value of the Public Warrants has been estimated using the Public Warrants' quoted market price. The Private Placement Warrants are valued using a Modified Black Scholes Option Pricing Model.
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering on November 27, 2020, the offering costs were allocated between shareholders' equity and statement of operations with $749,253 being expensed based on fair value of warrant liabilities relative to Initial Public Offering proceeds.
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
Net Loss Per Ordinary Share
Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase Class A ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
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
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):
FOR THE PERIOD FROM AUGUST 20, 2020 (Inception) THROUGH DECEMBER 31, 2020
Redemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$1,973
Income and Franchise Tax	-
Net Earnings	$1,973
Denominator: Weighted Average Redeemable class A Ordinary Shares
Redeemable Class A Common Stock, Basic and Diluted	23,000,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00
Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(12,971,424)
Redeemable Net Earnings	(1,973)
Non-Redeemable Net Loss	$(12,973,397)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	5,194,656
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(2.50)
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
Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 4,417,280 Class A ordinary shares issued or outstanding, excluding 18,582,720 of Class A ordinary shares subject to redemption.
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
NOTE 8 — WARRANT LIABILITY
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
NOTE 9 — FAIR VALUE MEASUREMENTS
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:
	Asset	Level	Fair Value
December 31, 2020	U.S. Treasury Securities Money Market Fund	1	232,301,973
The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.
The following table presents our fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2021:
	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$18,975,000	$—	$—	$18,975,000
Private Placement Warrants	—	—	14,685,000	14,685,000
Total warrant liabilities	$18,975,000	$0	$14,685,000	$33,660,000
The Private Placement Warrants were valued using a Black Scholes Model, which is considered to be a Level 3 fair value measurement.
	At issuance	As of December 31, 2020
Exercise price	$11.50	$11.50
IPO price	$10.00	$10.00
Implied stock price range (or underlying asset price at December 31, 2020)	$9.35 – $9.66	$10.12
Volatility	14% – 23%	21%
Term	5.75	5.70
Risk-free rate	0.46%	0.46%
Dividend yield	0.0%	0.0%
The following table presents the changes in the fair value of warrant liabilities:
	Private Placement	Public	Warrant Liabilities
Initial measurement on November 27, 2020	$9,879,000	$12,650,000	$22,529,000
Change in valuation inputs or other assumptions(1)	4,806,000	6,325,000	11,131,000
Fair value as of December 31, 2020	$14,685,000	$18,975,000	$33,660,000

(1)
Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $6,325,000 during the period from November 27, 2020 through December 31, 2020.

The non-cash loss on revaluation of the Private Placement Warrants is included in recognized loss on change in fair value of warrant liabilities on the statement of operations.

NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Except as described in the next paragraph and in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.On March 25, 2021 the Company entered into an agreement and plan of merger (the “Merger Agreement”), by and among the company, Spring Valley Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the company (“Merger Sub”), and Dream Holdings, Inc., a Delaware public benefit corporation (“Dream Holdings”), relating to a proposed business combination with AeroFarms. Pursuant to the Merger Agreement, among other things, Dream Holdings will merge with and into Merger Sub (the “Merger,” together with the other transactions related thereto, the “Proposed Transactions”), with Dream Holdings surviving the Merger as a wholly owned subsidiary of the company. For additional information regarding the Proposed Transactions and the Merger Agreement and related agreements, see the Current Report on Form 8-K filed by the Company with the SEC on March 26, 2021.