Form 10-Q
period 2021-03-31
SPRING VALLEY ACQUISITION CORP.
filed 2021-05-21
CIK 1822966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-39736

SPRING VALLEY ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1588588
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 McKinney Ave., Suite 1675 Dallas, TX	75201
(Address of principal executive offices)	(Zip Code)

(214) 308-5230

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	SVSVU	The Nasdaq Capital Market
Class A ordinary shares included as part of the units	SV	The Nasdaq Capital Market
Warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	SVSVW	The Nasdaq Capital Market

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

As of May 21, 2021, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SPRING VALLEY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPRING VALLEY ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash	$1,659,434	$1,906,348
Related party receivable	25,000	-
Prepaid expenses	172,090	237,088
Total current assets	1,856,524	2,143,436
Investments held in trust account	232,307,702	232,301,973
Total assets	$234,164,226	$234,445,409

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$87,082	$49,934
Total current liabilities	87,082	49,934
Long term liabilities:
Warrant liability	24,632,000	33,660,000
Deferred Underwriting Fee Payable	8,050,000	8,050,000
Total liabilities	32,769,082	41,759,934

Commitments and Contingencies

Class A Ordinary Shares Subject to Redemption, 19,445,064 and 18,582,720 shares at $10.10 at March 31, 2021 and December 31, 2020, respectively	196,395,143	187,685,474

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 stocks authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, shares authorized and 3,554,936 shares and 4,417,280 shares issued and outstanding (excluding 19,445,064 and 18,582,720 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	355	442
Class B ordinary shares, $0.0001 par value, 30,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional Paid in Capital	9,235,826	17,970,408
Accumulated Deficit	(4,236,755)	(12,971,424)
Total shareholders' equity	5,000,001	5,000,001
Total Liabilities and Shareholders' Equity	$234,164,226	$234,445,409

The accompanying notes are an integral part of these financial statements.

SPRING VALLEY ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Formation and operating costs	$299,060
Loss from operations	(299,060)
Other income:
Change in fair value of warrant liability	9,028,000
Interest earned on marketable securities held in Trust Account	5,729
Net income	$8,734,669
Weighted average shares outstanding of Class A redeemable ordinary shares	23,000,000
Basic and diluted net income per ordinary share, Class A	$0.00
Weighted average shares outstanding of Class B non-redeemable ordinary shares	5,750,000
Basic and diluted net income per ordinary share, Class B	$1.52

The accompanying notes are an integral part of these financial statements.

SPRING VALLEY ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Ordinary Shares
	Class A		Class B		Additional Paid-In		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Shareholders' Equity
Balance as of January 1, 2021	4,417,280	$442	5,750,000	$575	$17,970,408	$(12,971,424)	$5,000,001
Change in value of ordinary shares subject to possible redemption	(862,344)	(87)			(8,734,582)		(8,734,669)
Net income						8,734,669	8,734,669
Balance as of March 31, 2021	3,554,936	$355	5,750,000	$575	$9,235,826	$(4,236,755)	$5,000,001

The accompanying notes are an integral part of these financial statements.

SPRING VALLEY ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities
Net Income	$8,734,669
Adjustments to reconcile net income to net cash used in operating activities
Change in fair value of derivative warrant liabilities	(9,028,000)
Interest earned on marketable securities held in Trust Account	(5,729)
Changes in operating assets and liabilities
Related party recievable	(25,000)
Accrued expenses	37,148
Prepaid expenses	64,998
Net cash used in operating activities	(221,914)
Cash Flows from Financing Activities
Payment of offering costs	(25,000)
Net cash used in financing activities	(25,000)

Net decrease in cash	(246,914)
Cash - beginning of period	1,906,348
Cash - end of period	$1,659,434

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$(8,734,582)

The accompanying notes are an integral part of these financial statements.

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from August 20, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On March 25, 2021 the Company entered into an agreement and plan of merger (the “Merger Agreement”), by and among the Company, Spring Valley Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Dream Holdings, Inc., a Delaware public benefit corporation (“Dream Holdings”), relating to a proposed business combination with AeroFarms. Pursuant to the Merger Agreement, among other things, Dream Holdings will merge with and into Merger Sub (the “Merger,” together with the other transactions related thereto, the “Proposed Transactions”), with Dream Holdings surviving the Merger as a wholly owned subsidiary of the Company.

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

MARCH 31, 2021

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

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 7, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash and cash equivalents as of March 31, 2021 and December 31, 2020, respectively.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815, "Derivatives and Hedging", specifically subtopic 40-15-7D and 7F, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The Private Placement Warrants are valued using a Modified Black Scholes Option Pricing Model. See Note 8 for further discussion of the pertinent terms of the Warrants and Note 9 for further discussion of the methodology used to determine the value of the Warrants.

Class A Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 19,445,064 and 18,582,720 Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase Class A ordinary share in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

THREE MONTHS ENDED MARCH 31, 2021
Redemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$5,729
Net Earnings	$5,729
Denominator: Weighted Average Redeemable class A Ordinary Shares
Redeemable Class A Common Stock, Basic and Diluted	23,000,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Share	$0.00
Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Income	$8,734,669
Redeemable Net Earnings	5,729
Non-Redeemable Net Income	$8,740,398
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	5,750,000
Income/Basic and Diluted Non-Redeemable Class B Ordinary Share	$1.52

Note: As of March 31, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company's shareholders

Concentration of Credit Risk

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

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On August 21, 2020, the Sponsor paid $25,000 to the Company in consideration for 7,187,500 Class B ordinary shares (the “Founder Shares”). In September 2020, the Sponsor transferred 40,000 Founder Shares to each of the Company’s directors (120,000 shares in total). On October 22, 2020, the Sponsor effected a surrender of 1,437,500 Founder Shares to the Company for no consideration, resulting in 5,750,000 Founder Shares outstanding. The Sponsor transferred all of the Founder Shares owned by the Sponsor to SV Acquisition Sponsor Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Sponsor (“Holdco”), prior to the closing of the Initial Public Offering. The Founder Shares included an aggregate of up to 750,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, a total of 750,000 Founder Shares are no longer subject to forfeiture. On February 24, 2021, the Company paid $25,000 as reimbursement for the original share purchase. This amount is included in Related Party Receivables at March 31, 2021.

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

SPRING VALLEY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Administrative Support Agreement

Commencing on November 23, 2020, the Company entered into an agreement to pay an affiliate of the Sponsor up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, $30,000 has been expensed related to the agreement.

Promissory Note — Related Party

On August 21, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. As of March 31, 2021 and December 31, 2020, there is no outstanding amounts under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

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

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 3,554,936 and 4,417,280 Class A ordinary shares issued or outstanding, excluding 19,445,064 and 18,582,720 of Class A ordinary shares subject to redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 9 — FAIR VALUE MEASURMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

  The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Asset	Level	March 31, 2021	December 31, 2020
U.S. Treasury Securities Money Market Fund	1	$232,307,702	$232,301,973

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

The following table presents our fair value hierarchy for liabilities measured at fair value on a recurring basis as of March 31, 2021:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$13,685,000	$—	$—	$13,685,000
Private Placement Warrants	—	—	10,947,000	10,947,000
Total warrant liabilities	$13,685,000	$—	$10,947,000	$24,632,000

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Private Placement Warrants were valued using a Black Scholes Model, which is considered to be a Level 3 fair value measurement. There were no transfers out of Level 3 during the three months ended March 31, 2021.

	As of December 31, 2020	As of March 31, 2021
Exercise price	$11.50	$11.50
IPO price	$10.00	$10.00
Implied stock price range (or underlying asset price at December 31, 2020)	$10.12	$10.12
Volatility	21%	17%
Term	5.70	5.25
Risk-free rate	0.46%	0.98%
Dividend yield	0.0%	0.0%

The following table presents a summary of the changes in the fair value of the Private Placement Warrants, a Level 3 liability, measured on a recurring basis.

Private Placement
Warrant Liability
Fair value, December 31, 2020	$14,685,000
Recognized gain on change in fair value	3,738,000
Fair value, March 31, 2021	$10,947,000

The non-cash gain on revaluation of the Private Placement Warrants is included in recognized gain on change in fair value of warrant liabilities on the statement of operations.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this annual report on Form 10-Q (the “Annual Report”) to “we,” “us” or the “Company” refer to Spring Valley Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Spring Valley Acquisition Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from the August 20, 2020 (inception) through March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2021, we had a net loss of $8,734,669, which consisted of formation and operating costs of $299,060, offset by interest income on marketable securities held in the Trust Account of $5,729 and changes in fair value of derivative warrant liabilities of $9,208,000.

Liquidity and Capital Resources

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

We incurred $12,467,354 in transaction costs, including $3,850,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $567,354 of other offering costs.

As of March 31, 2021, we had cash held in the trust account of $232,307,702. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $1,659,434. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting regarding the classification of the Company’s Warrants as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

We have identified a material weakness in our internal control over financial reporting and this material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following issuance of the April 12, 2021 SEC statement (the “SEC Statement”), we reevaluated our accounting for the Warrants and concluded that, in light of the SEC Statement, it was appropriate to revise the value and classification of our Warrants as liabilities rather than equity.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We became aware of the need to change the classification of our Warrants when the SEC Statement was issued on April 12, 2021. As a result, management, including our Chief Executive Officer and Chief Financial Officer, concluded that there was a material weakness in internal control over financial reporting as of March 31, 2021. This material weakness resulted in a material misstatement of our Warrant liabilities, change in fair value of Warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the affected periods.

We have implemented a remediation plan, described under Part I, Item 4 Controls and Procedures included in this Quarterly Report on Form 10-Q, to remediate the material weakness surrounding our historical presentation of our Warrants but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

SPRING VALLEY ACQUISITION CORP.

Date: May 21, 2021		/s/ Christopher Sorrells
	Name:	Christopher Sorrells
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2021		/s/ Jeffrey Schramm
	Name:	Jeffrey Schramm
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)