Form 10-Q
period 2021-06-30
SPRING VALLEY ACQUISITION CORP.
filed 2021-08-13
CIK 1822966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 12, 2021, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SPRING VALLEY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

SPRING VALLEY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash	$1,316,994	$1,906,348
Prepaid expenses	171,191	237,088
Total current assets	1,488,185	2,143,436
Investments held in trust account	232,313,494	232,301,973
Total assets	$233,801,679	$234,445,409

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,438	$—
Accrued expenses	82,283	49,934
Total current liabilities	103,721	49,934
Deferred underwriting fees payable	8,050,000	8,050,000
Derivative warrant liabilities	28,686,000	33,660,000
Total liabilities	36,839,721	41,759,934

Commitments and Contingencies (Note 6)

Ordinary shares subject to possible redemption, 19,006,134 and 18,582,720 shares issued and outstanding as of June 30, 2021 and December 31, 2020 shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	191,961,950	187,685,474

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 3,993,866 and 4,417,280 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively. (excluding 19,006,134 and 18,582,720 shares subject to possible redemption as of June 30, 2021 and December 31, 2020, respectively.)	399	442
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 5,750,000 issued and outstanding as of June 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	13,668,974	17,970,408
Accumulated deficit	(8,669,940)	(12,971,424)
Total shareholders' equity	5,000,008	5,000,001
Total Liabilities and Shareholders' Equity	$233,801,679	$234,445,409

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021

Formation and operating costs	$384,977	$684,037
Loss from operations	(384,977)	(684,037)
Gain on investments, dividends and interest, held in Trust Account	5,792	11,521
Change in fair value of derivative warrant liabilities	(4,054,000)	4,974,000
Loss before income tax expense	(4,433,185)	4,301,484
Net Income (Loss)	$(4,433,185)	$4,301,484

Weighted average shares outstanding of Class A redeemable ordinary shares	23,000,000	23,000,000
Basic and diluted net income per ordinary share, Class A	$0.00	$0.00
Weighted average shares outstanding of Class B non-redeemable ordinary shares	5,750,000	5,750,000
Basic and diluted net income (loss) per ordinary share, Class B	$(0.77)	$0.75

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three and six months ended June 30, 2021 (Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	4,417,280	$442	5,750,000	$575	$17,970,408	$(12,971,424)	$5,000,001
Excess cash received over fair value of Private Placement Warrants	—	—	—	—	—	—	—
Change in value of Class A ordinary shares subject to possible redemption	(862,344)	(87)	—	—	(8,734,582)	—	(8,734,669)
Net income	—	—	—	—	—	8,734,669	8,734,669
Balance as of March 31, 2021	3,554,936	$355	5,750,000	$575	$9,235,826	$(4,236,755)	$5,000,001
Change in value of Class A ordinary shares subject to possible redemption	438,930	44	—	—	4,433,148	—	4,433,192
Net loss	—	—	—	—	—	(4,433,185)	(4,433,185)
Balance as of June 30, 2021	3,993,866	$399	5,750,000	$575	$13,668,974	$(8,669,940)	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months
Ended
June 30,
2021
Cash Flows from Operating Activities:
Net income	$4,301,484
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(4,974,000)
Gain on marketable securities (net), dividends and interest, held in Trust Account	(11,521)
Changes in operating assets and liabilities:
Prepaid expenses	65,896
Accounts payable	21,438
Accrued expenses	32,349
Net cash used in operating activities	(564,354)
Cash Flows from Financing Activities:
Offering costs paid	(25,000)
Net cash used in financing activities	(25,000)

Net decrease in cash	(589,354)
Cash - beginning of period	1,906,348
Cash - end of period	$1,316,994

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$4,276,476

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, searching for a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Offering costs consist of legal, accounting and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering in November 2020. Offering costs amounting to $12,528,579 (consisting of $3,800,000 in underwriting commissions, $8,050,000 of deferred underwriters’ fee and $678,579 of other offering costs) were incurred, of which $678,579 were allocated to warrants and expensed and $11,850,000 were charged to shareholders’ equity.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding the amount of any deferred underwriting commission and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of  (1) $10.10 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020 as filed with the SEC on May 7, 2021, which contains the audited financial statements and notes thereto. The condensed financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 27, 2022, to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 27, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by May 27, 2022.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash and cash equivalents as of June 30, 2021 and December 31, 2020, respectively.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815, “Derivatives and Hedging”, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The Private Placement Warrants are valued using a Modified Black Scholes Option Pricing Model. See Note 8 for further discussion of the pertinent terms of the Warrants and Note 9 for further discussion of the methodology used to determine the value of the Warrants.

Class A Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 19,006,134 and 18,582,720 Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding during the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase Class A ordinary share in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2021	2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Gain on marketable securities (net), dividends and interest, held in Trust Account	$5,792	$11,521
Less: Income and Franchise Tax	—	—
Net Earnings allocable to Redeemable Class A Ordinary Shares	$5,792	$11,521

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	23,000,000	23,000,000
Basic and diluted net earnings per share, Redeemable Class A	$0.00	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net loss	$(4,433,185)	$4,301,484
Less: Net Earnings allocable to Redeemable Class A Ordinary Shares	5,792	11,521
Net (Loss) Income attributable to Non-Redeemable Class B Ordinary Shares	$(4,438,977)	$4,289,963

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Basic and diluted weighted average shares outstanding, Non-Redeemable Class B	5,750,000	5,750,000
Basic and diluted net loss per share, Non-Redeemable Class B	$(0.77)	$0.75

Note: As of June 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,900,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,900,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Administrative Support Agreement

Commencing on November 23, 2020, the Company entered into an agreement to pay an affiliate of the Sponsor up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, $30,000 and $60,000 has been expensed related to the agreement.

Promissory Note — Related Party

On August 21, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. As of June 30, 2021 and December 31, 2020, there is no outstanding amounts under the Promissory Note, and no further borrowings are permitted.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

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

Anchor Investments

Certain qualified institutional buyers or institutional accredited investors not affiliated with any member of the Company’s management (the “anchor investors”) purchased 1,980,000 Units each in the Initial Public Offering and the Company directed the underwriters to sell to the anchor investors such number of Units. Further, each of the anchor investors entered into a separate agreement with the Sponsor pursuant to which each such investor purchased membership interests in Holdco representing an indirect beneficial interest in up to 142,187 Founder Shares upon the closing of the Initial Public Offering for $494.56.

Contingent Liability

In connection with the agreement and plan of merger with AeroFarms, Inc. (see note 1), the Company is contingently liable for merger and acquisition legal fees of approximately $3.2 million. The merger and acquisition legal fees will be due and payable from the amounts held in the Trust Account solely in the event that the Company completes the business combination with AeroFarms.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 3,993,866 and 4,417,280 Class A ordinary shares issued and outstanding, excluding 19,006,134 and 18,582,720 of Class A ordinary shares subject to redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 5,750,000 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of  (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

NOTE 8 — WARRANT LIABILITY

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of  (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

●in whole and not in part;
●at a price of $0.01 per warrant;
●upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the fair market value of the Class A ordinary shares;
●	if, and only if, the closing price of the Class A ordinary shares equal or exceeds $10.00 per public share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company send the notice of redemption to the warrant holders; and

●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Asset	Level	2021	2020
U.S. Treasury Securities Money Market Fund	1	$232,313,494	$232,301,973

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

The following table presents our fair value hierarchy for liabilities measured at fair value on a recurring basis as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
Warrant liabilities as of December 31, 2020:
Public Warrants	$18,975,000	$—	$—	$18,975,000
Private Placement Warrants	—	—	14,685,000	14,685,000
Total Warrant liabilities as of December 31, 2020	$18,975,000	$—	$14,685,000	$33,660,000
Warrant liabilities as of June 30, 2021:
Public Warrants	$15,870,000	$—	$—	$15,870,000
Private Placement Warrants	—	—	12,816,000	12,816,000
Total warrant liabilities as of June 30, 2021	$15,870,000	$—	$12,816,000	$28,686,000

The Private Placement Warrants were valued using a Black Scholes Model, which is considered to be a Level 3 fair value measurement. As the path-dependent nature of the redemption provisions does not apply to the Private Placement warrants, the Company estimated the fair value using a Black Scholes Model framework with significant assumptions including the price of the Company’s common stock, risk-free rate, volatility, and term to the Company’s initial business combination. There were no transfers out of Level 3 during the three and six months ended June 30, 2021.

	As of	As of
	December 31, 2020	June 30, 2021
Exercise price	$11.50	$11.50
IPO price	$10.00	$10.00
Implied stock price range (or underlying asset price at December 31, 2020)	$10.12	$10.01
Volatility	21%	19.75%
Term	5.70	5.25
Risk-free rate	0.46%	0.91%
Dividend yield	0.0%	0.0%

The following table presents a summary of the changes in the fair value of the Private Placement Warrants, a Level 3 liability, measured on a recurring basis.

Private Placement
Warrant Liability
Fair value, December 31, 2020	$14,685,000
Recognized gain on change in fair value	1,869,000
Fair value, June 30, 2021	$12,816,000

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from the August 20, 2020 (inception) through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering and searching for a target, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income from the proceeds from the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2021, we had a net loss of $4,433,185, which consisted of formation and operating costs of $384,977 and changes in fair value of derivative warrant liabilities of $4,054,000, offset by interest income on marketable securities held in the Trust Account of $5,792.

For the six months ended June 30, 2021, we had net income of $4,301,484, which consisted of interest income on marketable securities held in the Trust Account of $11,521 and changes in fair value of derivative warrant liabilities of $4,974,000, offset by formation and operation costs of $684,037.

Liquidity and Capital Resources

On November 27, 2020, we consummated the Initial Public Offering of 23,000,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $232,300,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,900,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant generating gross proceeds of $8,900,000.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $232,300,000 was placed in the Trust Account. We incurred $11,915,096 in transaction costs, including $4,646,000 of underwriting fees, $8,130,500 of deferred underwriting fees and $182,645 of other costs.

For the six months ended June 30, 2021, cash used in operating activities was $564,354. Net income of $4,301,484 was offset by interest earned and unrealized gain on marketable securities held in the Trust Account of $11,521, and changes in operating assets and liabilities, which used $119,683 of cash.

As of June 30, 2021, we had cash held in the trust account of $232,313,494. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $1,316,994. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

We account for the Warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to our own ordinary shares and whether the holders of Warrants could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding. For issued or modified Warrants that meet all of the criteria for equity classification, such Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, such Warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified Warrants are recognized as a non-cash gain or loss on the statements of operations.

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities.

Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statement of operations. See Note 6 to our unaudited condensed financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the pertinent terms of the Warrants and Note 8 for further discussion of the methodology used to determine the value of the warrant liabilities.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting regarding the classification of the Company’s Warrants as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated as of November 23, 2020, among the Company and Cowen and Company, LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters. (1)
4.1	Warrant Agreement, dated as of November 23, 2020, between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Private Placement Warrants Purchase Agreement, dated as of November 23, 2020, between the Company and the Sponsor. (1)
10.2	Investment Management Trust Account Agreement, dated as of November 23, 2020, between Continental Stock Transfer & Trust Company and the Company. (1)
10.3	Registration and Shareholder Rights Agreement, dated as of November 23, 2020, between the Company and the Sponsor. (1)
10.4	Letter Agreement, dated as of November 23, 2020, between the Company, the Sponsor and each of the officers and directors of the Company. (1)
10.5	Administrative Services Agreement, dated as of November 23, 2020, between the Company and the Sponsor. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 30, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRING VALLEY ACQUISITION CORP.

Date: August 12, 2021		/s/ Christopher Sorrells
	Name:	Christopher Sorrells
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021		/s/ Jeffrey Schramm
	Name:	Jeffrey Schramm
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)