Form 10-Q
period 2021-09-30
SPRING VALLEY ACQUISITION CORP.
filed 2021-11-08
CIK 1822966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 8, 2021, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SPRING VALLEY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements

SPRING VALLEY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash	$1,190,307	$1,906,348
Prepaid expenses	108,370	237,088
Total current assets	1,298,677	2,143,436
Investments held in trust account	—	232,301,973
Investments held in brokerage account	232,316,486	—
Total assets	$233,615,163	$234,445,409

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$345,062	$—
Accrued expenses	10,550	49,934
Total current liabilities	355,612	49,934
Deferred underwriting fees payable	8,050,000	8,050,000
Derivative warrant liabilities	30,174,000	33,660,000
Total liabilities	38,579,612	41,759,934

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption, 23,000,000 shares at $10.10 redemption value as of September 30, 2021 and December 31, 2020 respectively	232,300,000	232,300,000

Shareholders' Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020 (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2021 and December 30, 2020	575	575
Additional paid-in capital	—	—
Accumulated deficit	(37,265,024)	(39,615,100)
Total shareholders' deficit	(37,264,449)	(39,614,525)
Total Liabilities and Shareholders' Deficit	$233,615,163	$234,445,409

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			August 20, 2020
	Three Months	Nine Months	(inception)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2021	2021	2020

Formation and operating costs	$441,400	$1,125,437	$7,221
Loss from operations	(441,400)	(1,125,437)	(7,221)
Gain on investments, dividends and interest, held in Trust Account	2,992	14,513	—
Change in fair value of derivative liabilities	(1,488,000)	3,486,000	—
Net Income (Loss)	$(1,926,408)	$2,375,076	$(7,221)

Weighted average shares outstanding of Class A redeemable ordinary	23,000,000	23,000,000	—
Basic and diluted net income (loss) per share, Class A	$(0.07)	$0.08	$—
Weighted average shares outstanding of Class B non-redeemable ordinary shares	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per ordinary share, Class B	$(0.07)	$0.08	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three and nine months ended September 30, 2021 (Unaudited)

	Ordinary Shares		Additional		Total
	Class B		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	5,750,000	$575	$—	$(39,615,100)	$(39,614,525)
Offering cost paid in the quarter	—	—	—	—	—
Accretion of Class A Ordinary Shares to redemption value	—	—	—	(25,000)	(25,000)
Net income	—	—	—	8,734,669	8,734,669
Balance as of March 31, 2021	5,750,000	$575	$—	$(30,905,431)	$(30,904,856)
Net loss	—	—	—	(4,433,185)	(4,433,185)
Balance as of June 30, 2021	5,750,000	$575	$—	$(35,338,616)	$(35,338,041)
Net loss	—	—	—	(1,926,408)	(1,926,408)
Balance as of September 30, 2021	5,750,000	$575	$—	$(37,265,024)	$(37,264,449)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Ordinary Shares		Additional
	Class B		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of August 20, 2020 (inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(7,221)	(7,221)
Balance as of September 30, 2020	5,750,000	$575	$24,425	$(7,221)	$17,779

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	Ended	Inception-to-date
	September 30,	September 30,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$2,375,076	$(7,221)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative liabilities	(3,486,000)	—
Gain on marketable securities (net), dividends and interest, held in Trust Account	(14,513)	—
Formation and operating cost paid through the issuance of ordinary shares to Sponsor	—	5,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	128,719	(4,442)
Accounts payable and accrued expenses	305,677	—
Net cash used in operating activities	(691,041)	(6,663)

Cash Flows from Financing Activities:
Advances from related party	—	6,663
Offering costs paid	(25,000)	—
Net cash provided by financing activities	(25,000)	6,663

Net decrease in cash	(716,041)	—
Cash - beginning of period	1,906,348	—
Cash - end of period	$1,190,307	$—

Supplemental disclosure of noncash investing and financing activities:
Initial classification of Class A Ordinary Shares subject to possible redemption	$(24,393,102)	$—
Accretion of Class A Ordinary Shares to redemption value	$24,393,102	$—
Deferred offering costs included in accrued expenses	$—	$59,559
Deferred offering costs paid through promissory note — related party	$—	$113,163
Deferred offering costs paid through the issuance of ordinary shares to Sponsor	$—	$20,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 1 - Description Of Organization And Business Operations

Spring Valley Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 20, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses or entities (a “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, searching for a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on November 23, 2020. On November 27, 2020, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) which includes the full exercise by the underwriters of its over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,900,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Spring Valley Acquisition Sponsor, LLC (the “Sponsor”), generating gross proceeds of $8,900,000, which is described in Note 5.

Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering in November 2020. Offering costs amounting to $12,528,579 (consisting of $3,800,000 in underwriting commissions, $8,050,000 of deferred underwriters’ fee and $678,579 of other offering costs) were incurred, of which $678,579 were allocated to warrants and expensed and $11,850,000 were allocated against the Class A shares.

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

On March 25, 2021 the Company entered into an agreement and plan of merger (the “Merger Agreement”), by and among the Company, Spring Valley Merger Sub, Inc., a Delaware corporation, and wholly owned subsidiary of the Company, and Dream Holdings, Inc., a Delaware public benefit corporation (“Dream Holdings”), relating to a proposed business combination with AeroFarms (the “Merger”). On October 14, 2021, the Company and Dream Holdings terminated the Merger Agreement in a mutual decision not to pursue the Merger. The Company plans to withdraw the registration statement on Form S-4 initially filed with the U.S. Securities and Exchange Commission on May 10, 2021.

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

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, for an amount equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the per share value deposited into the Trust Account.

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

Note 2— Revision of Previously Issued Financial Statement

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering and shares sold pursuant to the exercise of the underwriters’ overallotment, it had improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.10 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities, or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As of December 31, 2020
	As Previously	Revision
	Reported	Adjustment	As Revised
Balance Sheet
Ordinary shares subject to possible redemption	187,685,474	44,614,526	232,300,000
Shareholders’ equity (deficit)
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	442	(442)	—
Class B ordinary shares - $0.0001 par value	575	—	575
Additional paid-in-capital	17,970,408	(17,970,408)	—
Accumulated deficit	(12,971,424)	(26,643,676)	(39,615,100)
Total shareholders’ equity (deficit)	5,000,001	(44,614,526)	(39,614,525)

Note 3 - Summary of Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020 as filed with the SEC on May 7, 2021, which contains the audited financial statements and notes thereto. The condensed financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash and cash equivalents as of September 30, 2021 and December 31, 2020, respectively.

Derivative Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815, “Derivatives and Hedging”, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The Private Placement Warrants are valued using a Modified Black Scholes Option Pricing Model. See Note 9 for further discussion of the pertinent terms of the Warrants and Note 10 for further discussion of the methodology used to determine the value of the Warrants.

Class A Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding during the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase Class A ordinary share in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The Company’s statement of operations includes a presentation of income (loss) per share for shares of ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

A reconciliation of net loss per ordinary share is as follows:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2021	2021
Redeemable Class A Ordinary Shares
Numerator:
Allocation of net loss	$(1,541,126)	$1,900,061

Denominator:
Weighted average shares outstanding, basic and diluted	23,000,000	23,000,000
Basic and diluted net loss per share	$(0.07)	$0.08

Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net (Loss) Income attributable to Non-Redeemable Class B Ordinary Shares	$(385,282)	$475,015

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Basic and diluted weighted average shares outstanding, Non-Redeemable Class B	5,750,000	5,750,000
Basic and diluted net loss per share, Non-Redeemable Class B	$(0.07)	$0.08

Note: As of September 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders.

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

Note 4 — Initial Public Offering

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

Note 5 - Private Placement

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

Note 6 - Related Party Transactions

Founder Shares

On August 21, 2020, the Sponsor paid $25,000 to the Company in consideration for 7,187,500 Class B ordinary shares (the “Founder Shares”). In September 2020, the Sponsor transferred 40,000 Founder Shares to each of the Company’s directors (120,000 shares in total). On October 22, 2020, the Sponsor effected a surrender of 1,437,500 Founder Shares to the Company for no consideration, resulting in 5,750,000 Founder Shares outstanding. The Sponsor transferred all of the Founder Shares owned by the Sponsor to SV Acquisition Sponsor Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Sponsor (“Holdco”), prior to the closing of the Initial Public Offering. The Founder Shares included an aggregate of up to 750,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, a total of 750,000 Founder Shares are no longer subject to forfeiture. On February 24, 2021, the Company paid $25,000 as reimbursement for the original share purchase.

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

Administrative Support Agreement

Commencing on November 23, 2020, the Company entered into an agreement to pay an affiliate of the Sponsor up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, $30,000 and $90,000 has been expensed related to the agreement.

Promissory Note — Related Party

On August 21, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. As of September 30, 2021 and December 31, 2020, there is no outstanding amounts under the Promissory Note, and no further borrowings are permitted.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

Note 7 - Commitments And Contingencies

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

Note 8 - Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were  no Class A ordinary shares issued and outstanding, excluding 23,000,000 of Class A ordinary shares subject to redemption.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

Note 9 - Derivative Warrant Liability

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

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable, and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified, or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

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

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger, or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable, or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Note 10 - Fair Value Measurements

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

The following table presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in brokerage account	$232,313,494	$—	$—	$232,313,494

Liabilities:
Public Warrants	$8,280,000	$—	$—	$8,280,000
Private Placement Warrants	—	—	21,894,000	21,894,000
Total liabilities	$8,280,000	$—	$21,894,000	$30,174,000

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

The following table presents a summary of the changes in the fair value of the Private Placement Warrants, a Level 3 liability, measured on a recurring basis.

Private
Warrant
Liability
Balance at, January 1, 2021	$14,685,000
Recognized gain (loss) on change in fair value	(3,738,000)
Fair value, March 31, 2021	$10,947,000
Recognized gain (loss) on change in fair value	1,869,000
Fair value, June 30, 2021	$12,816,000
Recognized gain on change in fair value	9,078,000
Fair value, September 30, 2021	$21,894,000

The Private Placement Warrants were valued using a Least Squares Monte Carlo Model, which is considered to be a Level 3 fair value measurement. As the path-dependent nature of the redemption provisions does not apply to the Private Placement warrants, the Company estimated the fair value using a Least Square Monte Carlo Model framework with significant assumptions including the price of the Company’s ordinary shares, risk-free rate, volatility, and term to the Company’s initial business combination. There were no transfers out of Level 3 during the three and nine months ended September 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of	As of
	December 31, 2020	September 30, 2021
Exercise price	$11.50	$11.50
IPO price	$10.00	$10.00
Implied share price range (or underlying asset price at December 31, 2020)	$10.12	$8.69
Volatility	21%	80%
Term	5.7	5.07
Risk-free rate	0.46%	0.99%
Dividend yield	0%	0%

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 8, 2021, the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that has not been disclosed in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from the August 20, 2020 (inception) through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering and searching for a target, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income from the proceeds from the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2021, we had a net loss of $1,926,407, which consisted of formation and operating costs of $441,399 and changes in fair value of derivative warrant liabilities of $1,488,000, offset by interest income on marketable securities held in the Trust Account of $2,992.

For the nine months ended September 30, 2021, we had net income of $2,375,077, which consisted of interest income on marketable securities held in the Trust Account of $14,513 and changes in fair value of derivative warrant liabilities of $3,486,000, offset by formation and operation costs of $1,125,436.

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

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $232,300,000 was placed in the Trust Account. We incurred $12,467,354 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $567,354 of other costs.

For the nine months ended September 30, 2021, cash used in operating activities was $691,041. Net income of $2,375,077 was offset by change in fair value of derivative liabilities of $3,486,000, interest earned and unrealized gain on marketable securities held in the Trust Account of $14,513, and changes in operating assets and liabilities, which used $434,395 of cash.

As of September 30, 2021, we had cash held in the trust account of $232,316,486. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $1,190,307. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Derivative Warrant Liability

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

Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statement of operations. See Note 7 to our unaudited condensed financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the pertinent terms of the Warrants and Note 9 for further discussion of the methodology used to determine the value of the warrant liabilities.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S.

government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.

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

SPRING VALLEY ACQUISITION CORP.

Date: November 8, 2021		/s/ Christopher Sorrells
	Name:	Christopher Sorrells
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2021		/s/ Jeffrey Schramm
	Name:	Jeffrey Schramm
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)