Form 10-K/A
period 2020-12-31
SPRING VALLEY ACQUISITION CORP.
filed 2021-12-21
CIK 1822966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on The NASDAQ Capital Market (“NASDAQ”) on December 8, 2020 and the registrant’s shares of Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) and warrants began trading on the NASDAQ on January 18, 2021. The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the shares of ordinary shares on December 31, 2020, as reported on the NYSE, was $242,650,000 (based on the closing sales price of the Class A ordinary shares on December 31, 2020 of $10.55).

As of December 20, 2021, 23,000,000 shares of Class A ordinary shares, par value $0.0001, and 5,750,000 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

i

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” “SVAC,” “Spring Valley,” “company” or “our company” are to Spring Valley Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends Amendment No. 1 to the Annual Report on Form 10-K/A of Spring Valley Acquisition Corp. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on May 7, 2021 (the “Original Filing”).

Restatement Background

In preparation of the Company’s financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should revise its previously filed financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the guidance on redeemable equity instruments in ASC Topic 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity (deficit). Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for quarterly period ended September 30, 2021, the Company revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company determined it should revise its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

After further consideration of the impact of the error that led to the revised September 30, 2021 financial statements, on December 10, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of November 27, 2020 (the “Post IPO Balance Sheet”), as previously restated in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 7, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 21, 2021; and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K/A No. 1. The unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 will be amended in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 2021 Form 10-Q”).

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in Item 4 of Part 1 to the Q3 2021 Form 10-Q. ordinary shares

Items Amended in this Form 10-K/A

This Form 10-K/A presents the second amended filing, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

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

Except as described above, no other information included in the Annual Report on Form 10-K of the Company as of and for the period ended December 31, 2020, as filed with the SEC on March 31, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement or our previously filed balance sheet, dated November 27, 2020, on Form 8-K. This Amendment No. 2 continues to describe the conditions as of the date of the original filing on March 31, 2021 or the first amended filing on May 7, 2021, and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K/A (this “Report”), or the context otherwise requires, references to:

●	“amended and restated memorandum and article of association” are to the amended and restated memorandum and articles of association of the company;
●	“anchor investors” are to certain qualified institutional buyers or institutional accredited investors that purchased units in our initial public offering, each of which is a member of holdco;
●	“Companies Act” are to the Companies Act (as amended) of the Cayman Islands as the same may be amended from time to time;
●	“Contractual Redemption Date” are to the date which our sponsor may at its option extend the period of time for us to consummate a business combination (one time, by an additional six months), subject to the sponsor purchasing additional private placement warrants;
●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our Initial Public Offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“holdco” are to SV Acquisition Sponsor Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of our sponsor and certain of the anchor investors;
●	“Initial Public Offering” means our initial public offering on November 27, 2020 of 23,000,000 units, which includes the full exercise by the underwriters of its over-allotment option in the amount of 3,000,000 units, at $10.00 per Unit, generating gross proceeds of $230,000,000;
●	“management” or our “management team” are to our executive officers and directors;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our Initial Public Offering and upon conversion of working capital loans, if any, as well as warrants to be issued to our sponsor, its affiliates or permitted designees at our sponsor’s option upon extension of our initial time period to complete our initial business combination;
●	“public shares” are to our Class A ordinary shares sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market) and for the avoidance of doubt, do not include the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares;
●	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“sponsor” are to Spring Valley Acquisition Sponsor, LLC, a Delaware limited liability company; and

●	“SVII” are to Spring Valley Acquisition Corp. II, a special purpose acquisition company that expects to complete its initial public offering in 2021;
●	“Victory” are to Victory Acquisition Corp., a special purpose acquisition company that expects to complete its initial public offering in 2021; and
●	“we,” “us,” “our,” “company” or “our company” are to Spring Valley Acquisition Corp., a Cayman Islands exempted company.

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

v

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our recently announced proposed business combination with AeroFarms Inc. (“AeroFarms”). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination, including our recently announced proposed business combination with AeroFarms;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	our financial performance following our Initial Public Offering; or
●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K/A and in our other filings with the Securities and Exchange Commission (the “SEC”), including, when it becomes available, in our preliminary prospectus/proxy statement relating to our proposed business combination with AeroFarms.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our Team or their respective affiliates may not be indicative of future performance of an investment in us.
●	Our expectations regarding changes in the Sustainability industry may not materialize to the extent we expect, or at all.
●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The requirement that we consummate an initial business combination within 18 months after the closing of our Initial Public Offering, or prior to the Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	Our sponsor has the right to extend the term we have to consummate our initial business combination up to 24 months, without providing our shareholders with redemption rights.
●	Our sponsor may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the rights and warrants will be worthless.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	The Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 18 months following the closing of our Initial Public Offering, until the Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.
●	Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial business combination.
●	The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.
●	Unlike some other similarly structured blank check companies, our sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.
●	We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.
●	After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.
●	Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

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

Recent Developments

On March 25, 2021 we entered into an agreement and plan of merger (the “Merger Agreement”), by and among the company, Spring Valley Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the company (“Merger Sub”), and Dream Holdings, Inc., a Delaware public benefit corporation (“Dream Holdings”), relating to a proposed business combination with AeroFarms. Pursuant to the Merger Agreement, among other things, Dream Holdings will merge with and into Merger Sub (the “Merger,” together with the other transactions related thereto, the “Proposed Transactions”), with Dream Holdings surviving the Merger as a wholly owned subsidiary of the company. On October 14, 2021, the Company, Merger Sub and Dream Holdings entered into a Termination Agreement (the “Termination Agreement”), effective as of such date, pursuant to which the parties agreed to mutually terminate the Merger Agreement. The termination of the Merger Agreement is effective as of October 14, 2021.

On December 13, 2021, the Company, Spring Valley Merger Sub, LLC, an Oregon limited liability company (“Merger Sub”), and NuScale Power, LLC, an Oregon limited liability company (the “NuScale”), entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which, subject to obtaining the Acquiror Stockholder Approvals (as defined in the Merger Agreement), (i) Spring Valley shall domesticate as a corporation in the State of Delaware (the “Redomicile”) and (ii) Merger Sub will be merged with and into NuScale (the “Merger,” together with the other transactions related thereto, the “Proposed Transactions”), with NuScale being the surviving entity following the Merger (the “Surviving Company”). Following the Merger, Spring Valley will be renamed NuScale Power Corporation and is expected to trade on The Nasdaq Stock Market LLC under the ticker “SMR”. After the closing of the Merger (such closing, the “Closing” and such date, the “Closing Date”), NuScale, as the Surviving Company, will continue to be held as a wholly controlled subsidiary of NuScale Power Corporation in a customary “Up-C” holding structure.

Refer to the Form 8-K, as filed with the Securities and Exchange Commission on December 14, 2021 for additional information.

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

Our selection process will leverage our Team’s broad and deep relationship network, unique industry experiences and extensive deal-sourcing capabilities to access a broad spectrum of differentiated opportunities. We expect to develop this network through our Team’s broad experience, with demonstrated success in both investing in and operating businesses across a variety of industries and at numerous stages of these companies’ life cycles. We have developed a distinctive combination of capabilities, which includes:

●	an established record of building industry-leading companies and strong ability to deliver shareholder value over an extended time period;
●	experience using acquisitions to grow companies during periods of both economic growth and decline by using extensive deal-sourcing and differentiated transaction execution/structuring capabilities;

●	experience deploying value creation strategies, including recruiting talented personnel, implementing system upgrades with the back-office systems, and delivering operating efficiency by implementing an analytical based approached to business metrics; and
●	extensive capital markets experience across various business cycles, including financing businesses and assisting companies with transition to public ownership.

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

Our Competitive Strengths

Our intent is to identify and complete our initial business combination with a company that complements the experience of our Team and can benefit from our unique combination of skills in investing, financing, advising and operating. Our Team has a substantial deal-making skillset developed throughout their collective careers and has created significant shareholder value across several high- profile transactions, including:

●	As lead investor in 2006, Mr. Sorrells brought together a combination of strategic and financial partners to lead investment in Renewable Energy Group, Inc. (Nasdaq: REGI), one of the largest global biodiesel/renewable diesel companies. At the time, this investment was noted as one of the largest investments in biodiesel in North America and helped transform an emerging industry into a growing and vibrant sector. Renewable Energy Group, Inc.’s revenues have grown from approximately $85 million in 2008 to approximately $2.6 billion in 2019 via organic growth and an aggressive acquisition strategy. In addition, the stock price for Renewable Energy Group, Inc. has appreciated significantly since going public in January 2012.
●	As an investor in 2002, Mr. Quinn, made an investment in Energy Transfer in connection with the creation of a new private company to acquire a $265 million package of midstream assets from Aquila, Inc. (now Black Hills Energy). Through a combination with Heritage Propane Partners, several major acquisitions and numerous organic growth projects, as well as an initial public offering in 2006, Energy Transfer grew from a small private company into one of the largest publicly traded midstream corporations.
●	From 2008 to 2012, as Chief Executive Officer and director, Mr. Thompson successfully led Power-One, Inc. through restructuring, and helped the company increase its revenue from approximately $537.5 million in 2008 to approximately $1 billion in 2012 and become one of the largest renewable energy inverter suppliers worldwide. In July 2013, Mr. Thompson successfully completed the sale of Power-One, Inc. to ABB (NYSE: ABB) for over $1 billion in equity value. In 2007, as Chief Financial Officer of American Power Conversion Corporation (Nasdaq: APCC), Mr. Thompson helped negotiate the sale of the company to Schneider Electric SA (Paris: SU.PA) for approximately $6 billion in enterprise value.
●	As former Global Executive Director of Ecomagination at General Electric Company, Ms. Frodl repositioned the company’s sustainable technology strategy into a multi-faceted platform for innovation and global growth. During Ms. Frodl’s tenure from 2012 to 2017, GE Ecomagination’s revenues exceeded $125 billion. In 2017, the Ecomagination portfolio was comprised of 74 Ecomagination qualified products and solutions, including onshore and offshore wind, gas engines, gas turbines, hybrid gas turbine, GEnx and LEAP engines, LEDs, Hydropower, solar, solar inverters, EV charging infrastructure, Tier 4 locomotives and battery storage.

●	As one of the key architects of the nation’s competitive power markets, Mr. Wood has been on the forefront of the transformation of the power sector. His regulatory leadership at the Public Utility Commission of Texas and at the Federal Energy Regulatory Commission during the transition to a cleaner, more flexible power system created an attractive investment climate for innovative companies and technologies across the United States. As chairman of IPP Dynegy, Mr. Wood led the board of a small company emerging from bankruptcy in 2012 through four significant mergers (including two simultaneous ones with Energy Capital Partners and Duke Energy). Dynegy’s fifth merger, in 2018 with Vistra Energy (NYSE: VST), created the nation’s largest IPP with an equity value of $10 billion at the time of closing.

Among these transactions, we have helped pioneer business models/technologies and have deployed assets that have changed the way we produce or transport energy and power while contributing to the significant growth in clean energy and power. We expect to draw upon this vast set of experiences with a goal of affecting a business combination and build a market-leading business.

With respect to the above, past performance of our Team is not a guarantee of either (i) success with respect to a business combination that may be consummated or (ii) the ability to successfully identify and execute a transaction. You should not rely on the historical record of our Team or their respective affiliates as indicative of future performance. See “Risk Factors - Past performance by our Team, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us, and we may be unable to provide positive returns to shareholders.” For a list of our executive officers and entities for which a conflict of interest may or does exist between such officers and the company, please refer to “Management - Conflicts of Interest.”

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

●	Sustainability Focus. We intend to focus on sustainable businesses positioned to benefit from macroeconomic and social trends impacting the economy.
●	Established Businesses and Recognized Market Leaders. We expect to target businesses that are market leaders in their respective subsectors within the Sustainability industry, and may be better positioned to endure economic downturns, changes in the industry landscape and evolving customer, supplier and competitor preferences.
●	Benefit from Being a Public Company. We intend to acquire one or more businesses that will benefit from being publicly traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.
●	Experienced Management Team. We will seek to partner with an experienced target team that can benefit from the unique investment, advisory, operational experience, and contacts of our Team in the Sustainability industry.
●	Attractive Financial Profile. We will seek to acquire a business that has strong recurring revenues, a margin profile with high steady-state margins or high incremental margins, and / or compelling long-term growth prospects.
●	Leader in Technology Driven Transformation. We will seek to acquire a business or entity with a technological advantage that provides a high barrier to entry for new entrants, a defensible position in intellectual property and presents a low or manageable risk of technological obsolescence.
●	Middle Market Businesses. We believe targeting businesses or entities in the middle market will provide the greatest number of opportunities for investment and will maximize the network, contacts and experience of our Team. It may also provide the optimal platform for further consolidation.
●	Strong Free Cash Flow Generation or Near-Term Potential. We will seek to acquire a business or entity that already generates, or has the potential to generate, consistent and stable free cash flow.

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

Initial Business Combination

We will initially have up to 18 months from the closing of our Initial Public Offering to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, we may, by resolution of our board of directors if requested by our sponsor, extend the initial period of time to consummate an initial business combination one time, by an additional 6 months, subject to the sponsor, its affiliates or permitted designees purchasing additional private placement warrants as set out below. Our shareholders will not be entitled to vote or redeem their public shares in connection with any such extension. Our sponsor has the right to extend the term we have to consummate our initial business combination up to 24 months, without providing our shareholders with redemption rights. Pursuant to the terms of our amended and restated memorandum and articles of association, in order to extend the initial period of time to consummate an initial business combination for such six-month period, our sponsor, its affiliates or permitted designees, upon no less than five days’ advance notice to us prior to expiration of the initial 18-month deadline, must purchase an additional 2,300,000 private placement warrants at $1.00 per warrant and deposit the $2,300,000 in proceeds into the trust account on or prior to the date of the expiration of the initial 18-month deadline. In the event that we receive such notice from our sponsor, its affiliates or permitted designees five days prior to the initial 18-month deadline of a request for us to effect an extension, we intend to issue a press release announcing such extension at least three days prior to the initial 18-month deadline. In addition, we intend to issue a press release the day after the initial 18-month deadline announcing whether or not the funds had been timely deposited. Our sponsor, its affiliates or permitted designees are not obligated to purchase additional private placement warrants to extend the time for us to complete our initial business combination.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Under the Nasdaq’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering for cash);
●	Any of our directors, officers or substantial security holder (as defined by the Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or in the consideration to be paid in the transaction and the present or potential issuance of ordinary shares, or securities convertible into or exercisable for ordinary shares, could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or
●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a shareholder vote;
●	the risk that the shareholders would fail to approve the proposed business combination;
●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.10 per public share and such amount will be increased by $0.10 for the six-month extension of our time to consummate a business combination, as described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commission we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, subject to the provisions of our amended and restated memorandum and articles of association (as further described under Business - Effectuating Our Initial Business Combination - Redemption of Public Shares and Liquidation If No Initial Business Combination”), we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our Initial Public Offering, prior to the Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 8,625,001, or 37.5%, of the 23,000,000 public shares sold in our Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. In the event that each of our anchor investors continues to hold the 1,980,000 units purchased in our Initial Public Offering and votes in favor of an initial business combination, we would not need any additional public shares sold in our Initial Public Offering to be voted in favor of our initial business combination to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our Initial Public Offering, prior to the Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Our sponsor has the right to extend the term we have to consummate our initial business combination up to 24 months, without providing our shareholders with redemption rights.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2020, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 27, 2022 then we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.10 per public share, or less than $10.10 per public share, on the redemption of their shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per public share” and other risk factors herein.

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

In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Item 1. Business - Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per public share” and other risk factors herein.

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

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.10 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per public share” and other risk factors herein.

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

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of our investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

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

Our key personnel may remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to a registration and shareholder rights agreement, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement, which is described under the section of this Report entitled “Description of Securities - Registration and Shareholder Rights.”

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

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities - Warrants - Public Shareholders’ Warrants - Anti-Dilution Adjustments”) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

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

None of the private placement warrants will be redeemable by us as (except as set forth under “Description of Securities - Warrants - Public Shareholders’ Warrants - Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00”) so long as they are held by our sponsor or its permitted transferees.

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

Unlike many blank check companies, if (x) we issue additional Class A ordinary shares or equity- linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by us and, (i) in the case of any such issuance to our sponsor or its affiliates, without taking into account any founder shares held by our sponsor or such affiliates, as applicable, prior to such issuance, and (ii) to the extent that such issuance is made to Spring Valley Acquisition Corp. or its affiliates, without taking into account the transfer of founder shares or private placement warrants (including if such transfer is effectuated as a surrender to us and subsequent reissuance by us) by our sponsor in connection with such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described below under “Description of Securities - Warrants - Public Shareholders’ Warrants - Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “Description of Securities - Warrants - Public Shareholders’ Warrants - Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

As described in the First Amended Filing, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant transaction related to the warrants we issued in connection with our initial public offering in November 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures as of and for the period from August 20, 2020 (inception) through December 31, 2020.

Our management and our audit committee also concluded that it was appropriate to restate previously issued financial statements for the Affected Periods.

As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares and the calculation of earnings per share. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of our Class A ordinary shares subject to possible redemption was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Class A ordinary shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of its Class A ordinary shares subject to possible redemption, the Company’s management has determined that the Class A ordinary shares include certain provisions that require classification of all of the Class A ordinary shares as temporary equity regardless of the net tangible assets redemption limitation contained in the charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Class A ordinary shares subject to possible redemption, see “Note 2” to the accompanying financial statements, as well as “Part II, Item 9A: Controls and Procedures” included in this Annual Report.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the November 2020 Initial Public Offering, see “Note 2 - Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares or may make it more difficult for us to consummate an initial business combination.

Following the restatement of our historical financial statements, we account for 10,333,334 warrants issued in connection with our initial public offering (including the 6,666,667 warrants sold as part of the units in the initial public offering and the 3,666,667 private placement warrants) in accordance with the guidance contained in Derivatives and Hedging - Contracts in Entity’s Own Equity (ASC 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares.

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

An investment in our equity securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our Initial Public Offering, the allocation an investor makes with respect to the purchase price of the U.S. federal income tax consequences of a cashless exercise of warrants included in the units for federal income tax purposes. See the section titled “Taxation - Material United States Federal Income Tax Considerations” for a summary of the U.S. federal income tax considerations of an investment.

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

Only holders of our founder shares have the right to vote on the appointment of directors. As a result, the Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of the Nasdaq;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

Our units, shares of Class A ordinary shares and warrants are each traded on the NASDAQ under the symbol “SVSVU,” “SV” and “SVSVW” respectively. Our units commenced public trading on December 8, 2020. Our shares of Class A ordinary shares and warrants began separate trading on January 21, 2021.

(b)	Holders

On December 31, 2020, there was 1 holder of record for our units, 1 holder of record for our shares of Class A ordinary shares, 4 holders of record of our shares of Class B ordinary shares and 2 holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

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

In preparation of our financial statements as of and for quarterly period ended September 30, 2021, we concluded we should revise our previously filed financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. We had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although we did not specify a maximum redemption threshold, our charter currently provides that we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Previously, we did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for quarterly period ended September 30, 2021, we revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, we determined we should restate our earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in our income and losses.

After further consideration of the impact of the error that led to the revised September 30, 2021 financial statements, on December 10, 2021, the management and the audit committee of our board of directors (the “Audit Committee”) concluded that our previously issued (i) audited balance sheet as of November 27, 2020 (the “Post IPO Balance Sheet”), as previously revised in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 7, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 21, 2021; and (iv) unaudited interim financial statements included our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, we will restate our financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and our audited financial statements included in the 2020 Form 10-K/A No. 1. The unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 will be amended in our Q3 2021 Form 10-Q.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of the evaluation date, our disclosure controls and procedures were not effective as of December 31, 2020, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of November 27, 2020 and its annual financial statements for the period ended December 31, 2020. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the material weakness which resulted in the restatement of our financial statements included in this Amendment and Amendment 1, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and
●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

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

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	directors should not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different sections of shareholders;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Christopher Sorrells	Renewable Energy Group, Inc.	Energy	Lead Director and Chairman of the Compensation Committee
	Spring Valley Acquisition Corp. II	Special Purpose Acquisition Company	Chief Executive Officer and Director
Jeffrey Schramm	Finstat LLC	Consulting	Founder
	Spring Valley Acquisition Corp. II	Special Purpose Acquisition Company	Chief Financial Officer
	Victory Acquisition Corp.	Special Purpose Acquisition Company	Chief Financial Officer
Robert Kaplan	Two Nil, LLC	Marketing	Director
	RK Management, Inc.	Management /Consulting	Founder
William Quinn	Pearl Energy Investment Management, LLC(1)	Private Equity	Managing Partner
	Board of Overseers of the Wharton School of the University of Pennsylvania	Education	Director
	Spring Valley Acquisition Corp. II	Special Purpose Acquisition Company	Chairman of the Board
	Victory Acquisition Corp.	Special Purpose Acquisition Company	Chairman of the Board
Debora Frodl	Renewable Energy Group, Inc.	Energy	Director
	XL Hybrids	Energy / Automotive	Chairman
	ITC Holdings Corp.	Energy	Director
Richard Thompson	Sumeru Equity Partners	Private Equity	Strategic Advisor
Patrick Wood, III	Hunt Energy Network	Energy	President
	Wood3 Resources	Energy	Principal
	SunPower Corporation	Energy	Director
	Quanta Services, Inc.	Energy	Director

●	Our sponsor subscribed for founder shares prior to the date of this Report and purchased private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering.
●	Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering, prior to the Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed, and certain of the anchor investors will agree, not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial

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
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this Report, based on information obtained from the persons below, with respect to the beneficial ownership of our Class A ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our executive officers and directors that beneficially own ordinary shares; and
●	all our executive officers and directors as a group.

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

	Class B ordinary shares		Class A ordinary shares
	Number of
	Shares	Approximate		Approximate
	Beneficially	Percentage	Number of Shares	Percentage
Name of Beneficial Owners(1)	Owned	of Class	Beneficially Owned	of Class
SV Acquisition Sponsor Sub, LLC (holdco)	5,630,000	97.9%	—	—
Spring Valley Acquisition Sponsor, LLC (our sponsor)	5,630,000	97.9%	—	—
William Quinn(2)	5,630,000	97.9%	—	—
Christopher Sorrells	—	—	—	—
Jeffrey Schramm	—	—	—	—
Robert Kaplan	—	—	—	—
Debora Frodl	40,000	*	—	—
Richard Thompson	40,000	*	—	—
Patrick Wood, III	40,000	*	—	—
All officers and directors as a group (seven individuals)	5,750,000	100%	—	—
Citadel Advisors LLC(3)	—	—	1,580,000	6.9%
Adage Capital Partners, L.P.(4)	—	—	1,800,000	7.83%
CVI Investments, Inc.(5)	—	—	1,980,000	8.6%
Kepos Capital LP(6)	—	—	1,270,701	5.5%
Polar Asset Management Partners Inc.(7)	—	—	1,980,000	8.61%

*     Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 2100 McKinney Ave, Suite 1675, Dallas, TX 75201.
(2)	This individual, as well as SVAC’s holdco, holds a direct or indirect interest in the Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(3)	Includes Class A ordinary shares beneficially held by Citadel Advisors Holdings LP, Citadel GP LLC, Citadel Securities LLC, CALC IV LP, Citadel Securities GP LLC, and Kenneth Griffin based on a Schedule 13G filed on December 4, 2020. The business address for Citadel Advisors Holdings LP, Citadel GP LLC, Citadel Securities LLC, CALC IV LP, Citadel Securities GP LLC, and Kenneth Griffin is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.
(4)	Includes Class A ordinary shares beneficially held by Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson, and Phillip Gross based on a Schedule 13G filed on December 07, 2020. The business address for Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson, and Phillip Gross is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.
(5)	Includes Class A ordinary shares beneficially held by CVI Investments, Inc. and Heights Capital Management, Inc. based on a Schedule 13G filed on December 14, 2020. The business address for CVI Investments, Inc. is Ugland House, South Church Street, George Town, Grand Cayman, KY1-1104, Cayman Islands. The business address for Heights Capital Management, Inc. is 101 California Street, Suite 3250, San Francisco, California 94111.
(6)	Includes Class A ordinary shares beneficially held by Kepos Capital LP and Mark Carhart based on a Schedule 13G filed on February 04, 2021. The business address for Kepos Capital LP and Mark Carhart is 11 Times Square, 35th Floor, New York, New York 10036.
(7)	Includes Class A ordinary shares beneficially held by Polar Asset Management Partners Inc. based on a Schedule 13G filed on February 11, 2021. The business address for Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

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

The anchor investors purchased up to 1,980,000 units each in our initial public offering. Further, each of the anchor investors entered into a separate agreement with our sponsor pursuant to which each such investor purchased 142,187 founder shares or membership interests in holdco representing an indirect beneficial interest in 142,187 founder shares, in each case for $494.56, or approximately $0.003 per share. Neither the membership interests in holdco nor the founder shares to be directly or indirectly owned by such investors will be subject to forfeiture without their consent. The founder shares owned directly or indirectly by such investors will be subject to the additional restrictions agreed to by our sponsor in connection with our initial business combination See “Description of Securities - Founder Shares” for a description of such restrictions. The founder shares to be directly or indirectly owned by such investors will be otherwise identical to the founder shares beneficially owned by our sponsor.

Pursuant to certain subscription agreements with our sponsor, the anchor investors party thereto were not granted any material additional shareholder or other rights, and were only issued membership interests in holdco with no right to control holdco or vote or dispose of any founder shares (which will continue to be held by holdco until following our initial business combination). Further, the anchor investors are not required to: (i) other as described above, hold any units, Class A ordinary shares or warrants they may purchase in our initial public offering or thereafter for any amount time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination.

In the event that the anchor investors continue to hold the units purchased in our initial public offering and vote in favor of our initial business combination, a smaller portion of affirmative votes from other public shareholders would be required to approve our initial business combination.

As more fully discussed in the section of this Report entitled “Management - Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

We entered into a registration and shareholder rights agreement pursuant to which our sponsor will is entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement, which is described under the section of this Report entitled “Description of Securities - Registration and Shareholder Rights.”

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of March 25, 2021, by and among the Company, Merger Sub and Dream Holdings.(2)
3.1	Amended and Restated Memorandum and Articles of Association.*
4.1	Warrant Agreement, dated as of November 23, 2020, between Continental Stock Transfer & Trust Company and the Company.(1)
4.2	Description of Registrant’s Securities.**
10.1	Private Placement Warrants Purchase Agreement, dated as of November 23, 2020, between the Company and the Sponsor.(1)
10.2	Investment Management Trust Account Agreement, dated as of November 23, 2020, between Continental Stock Transfer & Trust Company and the Company.(1)
10.3	Registration and Shareholder Rights Agreement, dated as of November 23, 2020, between the Company and the Sponsor.(1)
10.4	Letter Agreement, dated as of November 23, 2020, between the Company, the Sponsor and each of the officers and directors of the Company.(1)
10.5	Administrative Services Agreement, dated as of November 23, 2020, between the Company and the Sponsor.(1)
10.6	Promissory Note, dated as August 21, 2020, between the Registrant and the Sponsor.(3)
10.7	Securities Subscription Agreement, dated August 21, 2020, between the Registrant and the Sponsor.(3)
10.8	Form of Subscription Agreement.(2)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.*
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*      Filed herewith.

**    Previously filed.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 30, 2020.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 25, 2021.
(3)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on September 25, 2020.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

December 21, 2021

SPRING VALLEY ACQUISITION CORP.

/s/ Christopher Sorrells
Name:	Christopher Sorrells
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Christopher Sorrells	Chief Executive Officer and Director (Principal Executive Officer)	December 21, 2021
Christopher Sorrells
/s/ Jeffrey Schramm	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 21, 2021
Jeffrey Schramm
/s/ William Quinn	Chairman and Director	December 21, 2021
William Quinn
/s/ Robert Kaplan	Vice President of Business Development	December 21, 2021
Robert Kaplan
/s/ Debora Frodl	Director	December 21, 2021
Debora Frodl
/s/ Richard Thompson	Director	December 21, 2021
Richard Thompson
/s/ Patrick Wood, III	Director	December 21, 2021
Patrick Wood, III

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Spring Valley Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Spring Valley Acquisition Corporation (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from August 20, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 20, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 27, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

May 7, 2021, except for the effects of the restatement disclosed in Note 2 and the merger agreement disclosed in Note 11, as to which the date is December 20, 2021

SPRING VALLEY ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(Restated)

ASSETS
Cash	$1,906,348
Prepaid expenses	237,088
Total current assets	2,143,436
Investments held in trust account	232,301,973
Total assets	$234,445,409

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accrued offering costs	$49,934
Total current liabilities	49,934
Long term liabilities:
Derivative warrant liabilities	33,660,000
Deferred underwriting fee payable	8,050,000
Total liabilities	41,759,934

Commitments and Contingencies
Class A Ordinary Shares Subject to Redemption, 23,000,000 shares at $10.10 per share	232,300,000

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary share, $0.0001 par value, 300,000,000 shares authorized; no non-redeemable shares issued or outstanding	—
Class B ordinary share, $0.0001 par value, 30,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(39,615,100)
Total shareholders’ deficit	(39,614,525)
Total Liabilities and Shareholders’ Deficit	$234,445,409

The accompanying notes are an integral part of these financial statements.

SPRING VALLEY ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated)

Formation and operating costs	$114,144
Loss from operations	(114,144)
Other income (expense):
Change in fair value of Derivative warrant liabilities	(12,110,000)
Offering costs allocated to derivative warrant liabilities	(749,253)
Interest earned on marketable securities held in Trust Account	1,973
Net loss	$(12,971,424)
Weighted average shares outstanding of Class A ordinary shares	6,052,632
Basic and diluted net loss per ordinary share, Class A	$(1.15)
Weighted average shares outstanding of Class B ordinary shares	5,197,368
Basic and diluted net loss per ordinary share, Class B	$(1.15)

The accompanying notes are an integral part of these financial statements.

SPRING VALLEY ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumalated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of August 20, 2020	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Accretion of Class A Ordinary Shares to redemption value	—	—	—	—	(24,425)	(26,643,676)	(26,668,101)
Net loss	—	—	—	—	—	(12,971,424)	(12,971,424)
Balance as of December 31, 2020	—	$—	5,750,000	$575	$—	$(39,615,100)	$(39,614,525)

The accompanying notes are an integral part of these financial statements.

SPRING VALLEY ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated)

Cash Flows from Operating Activities
Net Loss	$(12,971,424)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of derivative warrant liabilities	12,110,000
Offering costs allocated to derivative warrant liabilities	749,253
Payment of formation costs through issuance of Class B ordinary shares	5,000
Interest earned on marketable securities held in Trust Account	(1,973)
Changes in operating assets and liabilities
Prepaid expenses	(237,088)
Net cash used in operating activities	(346,232)
Cash Flows from Investing Activities:
Investment of cash into Trust Account	(232,300,000)
Net cash used in investing activities	(232,300,000)
Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid and reimbursements	226,150,000
Proceeds from sale of Private Placement Warrants	8,900,000
Repayment of promissory note-related party	(124,826)
Payment of offering costs	(372,594)
Net cash provided by financing activities	234,552,580

Net increase in cash	1,906,348
Cash—beginning of period	—
Cash—end of period	$1,906,348

Supplemental disclosure of noncash investing and financing activities:
Warrant liabilities in connection with initial public offering	$22,529,000
Deferred underwriting fee payable	$8,050,000
Accrued offering costs	$49,934
Offering costs paid by Sponsor in exchange for Founder Shares	$20,000
Offering costs paid directly through Note payable	$124,826

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Proposed Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

NOTE 2 -RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (as restated)

In connection with the change in presentation of Class A ordinary shares subject to possible redemption, the Company concluded it should restate its previously filed financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the guidance on redeemable equity instruments in ASC Topic 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders' equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for quarterly period ended September 30, 2021, the Company revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, "Materiality," and SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error. Therefore, the Company, in consultation with its Audit Committee, concluded that the following financial statements should be restated: (i) audited balance sheet as of November 27, 2020 (the "Post IPO Balance Sheet"), as previously revised in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 7, 2021 ("2020 Form 10-K/A No. 1"); (ii) audited financial statements included in the 2020 Form 10-K/A No. 1; (iii) unaudited interim financial statements included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 21, 2021; and (iv) unaudited interim financial statements included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 (collectively, the "Affected Periods"), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company's audited financial statements included in the 2020 Form 10-K/A No. 1. The unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 will be amended in the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the "Q3 Form 10-Q").

The restatement does not have an impact on the Company's cash position and cash held in the trust account established in connection with the IPO (the "Trust Account").

The change in the carrying value of the redeemable Class A ordinary shares at December 31, 2020 resulted in a reclassification of approximately 4.4 million Class A ordinary shares from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company's previously reported balance sheet as of December 31, 2020:

	As Previously
As of December 31, 2020	Restated	Adjustment	As Restated
Total assets	$234,445,409	$—	$234,445,409
Total liabilities	$41,759,934	$—	$41,759,934
Class A ordinary shares subject to possible redemption	187,685,474	44,614,526	232,300,000
Preference shares	—	—	—
Class A ordinary shares	442	(442)	—
Class B ordinary shares	575	—	575
Additional paid-in capital	17,970,408	(17,970,408)	—
Accumulated deficit	(12,971,424)	(26,643,676)	(39,615,100)
Total shareholders' equity (deficit)	$5,000,001	$(44,614,526)	$(39,614,525)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$234,445,409	$—	$234,445,409

For the period from August 20, 2020 (inception) through December 31, 2020
	As Previously
	Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$200,645,178	$(200,645,178)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(12,959,704)	$12,959,704	$—

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the period from August 20, 2020 (inception) through December 31, 2020:

	Earnings Per Share for Class A ordinary shares
	As Previously
	Reported	Adjustment	As Restated
For the period from August 20, 2020 (inception) through December 31, 2020
Net loss	$(12,971,424)	$—	$(12,971,424)
Weighted average shares outstanding, basic and diluted	23,000,000	(16,947,368)	6,052,632
Basic and diluted loss per share	$—	$(1.15)	$(1.15)

	Earnings Per Share for Class B ordinary shares
	As Previously
	Reported	Adjustment	As Restated
For the period from August 20, 2020 (inception) through December 31, 2020
Net loss	$(12,971,424)	$—	$(12,971,424)
Weighted average shares outstanding, basic	5,194,656	2,712	5,197,368
Basic and diluted loss per share	$(3.80)	$2.65	$(1.15)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company's previously reported balance sheet as of November 27, 2020:

	As Previously
As of November 27, 2020	Reported	Adjustment	As Restated
Total assets	$235,022,982	$—	$235,022,982
Total liabilities	$31,106,056	$—	$31,106,056
Class A ordinary shares subject to possible redemption	200,645,178	31,654,822	232,300,000
Preference shares	—	—	—
Class A ordinary shares	313	(313)	—
Class B ordinary shares	575	—	575
Additional paid-in capital	5,010,833	(5,010,833)	—
Accumulated deficit	(1,739,973)	(26,643,676)	(28,383,649)
Total shareholders' equity (deficit)	$3,271,748	$(31,654,822)	$(28,383,074)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$235,022,982	$—	$235,022,982

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of the Initial Public Offering, there were 41,400,000 Class A ordinary shares outstanding, which were all subject to possible redemption and classified outside of permanent equity in the balance sheet.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$230,000,000
Less:
Fair value of Public Warrants at issuance	(12,650,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(11,781,101)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	26,668,101
Class A ordinary shares subject to possible redemption	$232,300,000

Liquidity and Going Concern Considerations

As of December 31, 2020, we had $1,906,348 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity condition, mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by May 27, 2022 then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 27, 2022.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of Initial Public Offering, the 23,000,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

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

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A ordinary shares are charged against their carrying value upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the IPO and the Private Placement to purchase an aggregate of 20,400,000 shares of Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from August 20, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the period from August 20, 2020
	(inception) through December 31, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(6,978,778)	$(5,992,646)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	6,052,632	5,197,368
Basic and diluted net loss per ordinary share	$(1.15)	$(1.15)

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

NOTE 5 — PRIVATE PLACEMENT

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

NOTE 6 — RELATED PARTY TRANSACTIONS

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

NOTE 8 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 23,000,000 Class A ordinary shares issued or outstanding, which were all subject to possible redemption and classified outside of permanent equity in the balance sheet.

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

NOTE 9 — DERIVATIVE WARRANT LIABILITIES

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days' prior written notice of redemption to each warrant holder; and
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the fair market value of the Class A ordinary shares;
●	if, and only if, the closing price of the Class A ordinary shares equal or exceeds $10.00 per public share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company send the notice of redemption to the warrant holders; and
●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

NOTE 10 — FAIR VALUE MEASUREMENTS

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

The following table presents our fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$18,975,000	$—	$—	$18,975,000
Private Placement Warrants	—	—	14,685,000	14,685,000
Total warrant liabilities	$18,975,000	$—	$14,685,000	$33,660,000

The Private Placement Warrants were valued using a Black Scholes Model, which is considered to be a Level 3 fair value measurement.

		As of December 31,
	At issuance	2020
Exercise price	$11.50	$11.50
IPO price	$10.00	$10.00
Implied share price range (or underlying asset price at December 31, 2020)	$9.35 - $9.66	$10.12
Volatility	14% - 23%	21%
Term	5.75	5.70
Risk-free rate	0.46%	0.46%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Initial measurement on November 27, 2020	$9,879,000	$12,650,000	$22,529,000
Change in valuation inputs or other assumptions(1)	4,806,000	6,325,000	11,131,000
Fair value as of December 31, 2020	$14,685,000	$18,975,000	$33,660,000
(1)	Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $6,325,000 during the period from November 27, 2020 through December 31, 2020.

The non-cash loss on revaluation of the Private Placement Warrants is included in recognized loss on change in fair value of warrant liabilities on the statement of operations.

NOTE 11 —  SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Except as described below and the restatement discussed in Note 2 of these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 25, 2021 the Company entered into an agreement and plan of merger (the “Merger Agreement”), by and among the company, Spring Valley Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the company (“Merger Sub”), and Dream Holdings, Inc., a Delaware public benefit corporation (“Dream Holdings”), relating to a proposed business combination with AeroFarms. Pursuant to the Merger Agreement, among other things, Dream Holdings will merge with and into Merger Sub (the “Merger,” together with the other transactions related thereto, the “Proposed Transactions”), with Dream Holdings surviving the Merger as a wholly owned subsidiary of the company. On October 14, 2021, the Company, Merger Sub and Dream Holdings entered into a Termination Agreement (the “Termination Agreement”), effective as of such date, pursuant to which the parties agreed to mutually terminate the Merger Agreement. The termination of the Merger Agreement is effective as of October 14, 2021.

Proposed Business Combination

On December 13, 2021, the Company, Spring Valley Merger Sub, LLC, an Oregon limited liability company (“Merger Sub”), and NuScale Power, LLC, an Oregon limited liability company (the “NuScale”), entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which, subject to obtaining the Acquiror Stockholder Approvals (as defined in the Merger Agreement), (i) Spring Valley shall domesticate as a corporation in the State of Delaware (the “Redomicile”) and (ii) Merger Sub will be merged with and into NuScale (the “Merger,” together with the other transactions related thereto, the “Proposed Transactions”), with NuScale being the surviving entity following the Merger (the “Surviving Company”). Following the Merger, Spring Valley will be renamed NuScale Power Corporation and is expected to trade on The Nasdaq Stock Market LLC under the ticker “SMR”. After the closing of the Merger (such closing, the “Closing” and such date, the “Closing Date”), NuScale, as the Surviving Company, will continue to be held as a wholly controlled subsidiary of NuScale Power Corporation in a customary “Up-C” holding structure.

Refer to the Form 8-K, as filed with the Securities and Exchange Commission on December 14, 2021 for additional information.