Form 10-Q/A
period 2021-09-30
SPRING VALLEY ACQUISITION CORP.
filed 2021-12-21
CIK 1822966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of December 20, 2021, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Explanatory Note

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Spring Valley Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Spring Valley Acquisition Corp. (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 8, 2021.

On November 8, 2021, Company filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 2021 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on November 27, 2020. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets.  Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by restating all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3 2021 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is quantitatively material and it should restate its previously issued financial statements.

Therefore, on December 10, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 21, 2021; and (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 (iii) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 8, 2021  (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon.

As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report on Form 10-Q/A.

The Company does not expect any of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of the Q3 2021 Form 10-Q.

SPRING VALLEY ACQUISITION CORP.

FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements

SPRING VALLEY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash	$1,190,307	$1,906,348
Prepaid expenses	108,370	237,088
Total current assets	1,298,677	2,143,436
Investments held in trust account	—	232,301,973
Investments held in brokerage account	232,316,486	—
Total assets	$233,615,163	$234,445,409

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$345,062	$—
Accrued expenses	10,550	49,934
Total current liabilities	355,612	49,934
Deferred underwriting fees payable	8,050,000	8,050,000
Derivative warrant liabilities	30,174,000	33,660,000
Total liabilities	38,579,612	41,759,934

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption, 23,000,000 shares at $10.10 redemption value as of September 30, 2021 and December 31, 2020	232,300,000	232,300,000

Shareholders' Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2021 and December 30, 2020	575	575
Additional paid-in capital	—	—
Accumulated deficit	(37,265,024)	(39,615,100)
Total shareholders' deficit	(37,264,449)	(39,614,525)
Total Liabilities and Shareholders' Deficit	$233,615,163	$234,445,409

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			August 20, 2020
	Three Months	Nine Months	(inception)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2021	2021	2020

Formation and operating costs	$441,400	$1,125,437	$7,221
Loss from operations	(441,400)	(1,125,437)	(7,221)
Gain on investments, dividends and interest, held in Trust Account	2,992	14,513	—
Change in fair value of derivative liabilities	(1,488,000)	3,486,000	—
Net Income (Loss)	$(1,926,408)	$2,375,076	$(7,221)

Weighted average shares outstanding of Class A ordinary shares	23,000,000	23,000,000	—
Basic and diluted net income (loss) per ordinary share, Class A	$(0.07)	$0.08	$—
Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per ordinary share, Class B	$(0.07)	$0.08	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three and nine months ended September 30, 2021 (Unaudited)

	Ordinary Shares		Additional		Total
	Class B		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	5,750,000	$575	$—	$(39,615,100)	$(39,614,525)
Accretion of Class A Ordinary Shares to redemption value	—	—	—	(25,000)	(25,000)
Net income	—	—	—	8,734,669	8,734,669
Balance as of March 31, 2021, as restated (unaudited)	5,750,000	$575	$—	$(30,905,431)	$(30,904,856)
Net loss	—	—	—	(4,433,185)	(4,433,185)
Balance as of June 30, 2021, as restated (unaudited)	5,750,000	$575	$—	$(35,338,616)	$(35,338,041)
Net loss	—	—	—	(1,926,408)	(1,926,408)
Balance as of September 30, 2021 (unaudited)	5,750,000	$575	$—	$(37,265,024)	$(37,264,449)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Ordinary Shares		Additional
	Class B		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of August 20, 2020 (inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(7,221)	(7,221)
Balance as of September 30, 2020 (unaudited)	5,750,000	$575	$24,425	$(7,221)	$17,779

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	For the Period from August 20, 2020
	Ended	(Inception) to
	September 30,	September 30,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$2,375,076	$(7,221)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative liabilities	(3,486,000)	—
Gain on marketable securities (net), dividends and interest, held in Trust Account	(14,513)	—
Formation and operating cost paid through the issuance of ordinary shares to Sponsor	—	5,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	128,719	(4,442)
Accounts payable and accrued expenses	305,677	—
Net cash used in operating activities	(691,041)	(6,663)

Cash Flows from Financing Activities:
Advances from related party	—	6,663
Offering costs paid	(25,000)	—
Net cash provided by financing activities	(25,000)	6,663

Net decrease in cash	(716,041)	—
Cash - beginning of period	1,906,348	—
Cash - end of period	$1,190,307	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued expenses	$—	$59,559
Deferred offering costs paid through promissory note — related party	$—	$113,163
Deferred offering costs paid through the issuance of ordinary shares to Sponsor	$—	$20,000

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

Note 2— Restatement of Previously Issued Financial Statement

The Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with guidance on redeemable equity instruments in ASC Topic 480-10-S99, redemption provisions not solely within the control of the Company, require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets.  Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

The change in the carrying value of the redeemable Class A ordinary shares at March 31, 2021 resulted in a reclassification of approximately 3.6 million Class A ordinary shares from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021.

	As Previously
As of March 31, 2021 (unaudited)	Reported	Adjustment	As Restated
Total assets	$234,164,226	$—	$234,164,226
Total liabilities	$32,769,082	$—	$32,769,082
Class A ordinary shares subject to possible redemption	196,395,143	35,904,857	232,300,000
Preference shares	—	—	—
Class A ordinary shares	355	(355)	—
Class B ordinary shares	575	—	575
Additional paid-in-capital	9,235,826	(9,235,826)	—
Accumulated deficit	(4,236,755)	(26,668,676)	(30,905,431)
Total shareholders’ equity (deficit)	$5,000,001	$(35,904,857)	$(30,304,856)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$234,164,226	$—	$234,164,226

The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021.

For the three months ended March 31, 2021 (unaudited)
	As Previously
	Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$(8,734,582)	$8,734,582	$—

The change in the carrying value of the redeemable Class A ordinary shares at June 30, 2021 resulted in a reclassification of approximately 4.0 million Class A ordinary shares from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021.

	As Previously
As of June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Total assets	$233,801,679		$233,801,679
Total liabilities	$36,839,721		$36,839,721
Class A ordinary shares subject to possible redemption	196,961,950	40,338,050	232,300,000
Preference shares	—	—	—
Class A ordinary shares	399	(399)	—
Class B ordinary shares	575	—	575
Additional paid-in-capital	13,668,974	(13,668,974)	—
Accumulated deficit	(8,669,940)	(26,668,677)	(35,338,617)
Total shareholders’ equity (deficit)	$5,000,008	$(40,338,050)	$(35,338,042)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$233,801,679	$—	$233,801,679

The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021.

For the six months ended June 30, 2021 (unaudited)
	As Previously
	Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$4,276,476	$(4,276,476)	$—

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods.

	Earnings Per Share for Class A ordinary shares
	As Previously
	Reported	Adjustment	As Restated
For the three months ended March 31, 2021 (unaudited)
Net income	$8,734,669	$—	$8,734,669
Weighted average shares outstanding - basic and diluted	23,000,000	—	232,300,000
Basic and diluted earnings per share	$—	$0.30	$0.300
For the three months ended June 30, 2021 (unaudited)
Net loss	$(4,433,185)	$—	$(4,433,185)
Weighted average shares outstanding - basic and diluted	23,000,000	—	23,000,000
Basic and diluted earnings per share	$—	$(0.15)	$(0.15)
For the six months ended June 30, 2021 (unaudited)
Net income	$4,301,484	$—	$4,301,484
Weighted average shares outstanding - basic and diluted	23,000,000	—	23,000,000
Basic and diluted earnings per share	$—	$0.15	$0.15

	Earnings Per Share for Class B ordinary shares
	As Previously
	Reported	Adjustment	As Restated
For the three months ended March 31, 2021 (unaudited)
Net income	$8,734,669	$—	$8,734,669
Weighted average shares outstanding - basic and diluted	5,750,000	—	5,750,000
Basic and diluted earnings per share	$1.52	$(1.22)	$0.30
For the three months ended June 30, 2021 (unaudited)
Net loss	$(4,433,185)	$—	$(4,433,185)
Weighted average shares outstanding - basic and diluted	5,750,000	—	5,750,000
Basic and diluted earnings per share	$(0.77)	$0.62	$(0.15)
For the six months ended June 30, 2021 (unaudited)
Net income	$4,301,484	$—	$4,301,484
Weighted average shares outstanding - basic and diluted	5,750,000	—	5,750,000
Basic and diluted earnings per share	$0.75	$(0.60)	$0.15

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

Private
Warrant
Liability
Balance at, January 1, 2021	$14,685,000
Recognized gain (loss) on change in fair value	(3,738,000)
Fair value, March 31, 2021	10,947,000
Recognized gain (loss) on change in fair value	1,869,000
Fair value, June 30, 2021	12,816,000
Recognized gain on change in fair value	9,078,000
Fair value, September 30, 2021	$21,894,000

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

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed financial statements were issued. Based upon this review, except as noted below and other than the restatement discussed in Note 2, the Company did not identify any subsequent events that has not been disclosed in the condensed financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K/A filed with the SEC on December 20, 2021, and except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

SPRING VALLEY ACQUISITION CORP.

Date: December 21, 2021		/s/ Christopher Sorrells
	Name:	Christopher Sorrells
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 21, 2021		/s/ Jeffrey Schramm
	Name:	Jeffrey Schramm
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)