Form 10-K
period 2021-12-31
SPRING VALLEY ACQUISITION CORP.
filed 2022-03-10
CIK 1822966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the shares of ordinary shares on June 30, 2021, as reported on the NASDAQ Capital Market, was $230,230,000 (based on the closing sales price of the Class A ordinary shares on June 30, 2021 of $10.01).

As of March 9, 2022, 23,000,000 Class A ordinary shares, par value $0.0001, and 5,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

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

•	“sponsor” are to Spring Valley Acquisition Sponsor, LLC, a Delaware limited liability company; and
•	“Spring Valley, ” “we,” “us,” “our,” “company” or “our company” are to Spring Valley Acquisition Corp., a Cayman Islands exempted company; and

•	“SVII” are to Spring Valley Acquisition Corp. II, a special purpose acquisition company that expects to complete its initial public offering in 2021.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our Team or their respective affiliates may not be indicative of future performance of an investment in us.
●	Our expectations regarding changes in the Sustainability industry may not materialize to the extent we expect, or at all.
●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	If we are not able to complete the Merger with NuScale nor able to complete another business combination by May 27, 2022 (or November 27, 2022 if extended at the Sponsor’s option), we would cease all operations except for the purpose of winding up and we would redeem Spring Valley Class A ordinary shares and liquidate the trust account, in which case Public Shareholders may only receive approximately $10.10 per share, or less than such amount in certain circumstances, and Spring Valley Public Warrants will expire worthless.
●	Our sponsor has the right to extend the term we have to consummate our initial business combination up to 24 months, without providing our shareholders with redemption rights.
●	Our sponsor may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the rights and warrants will be worthless.
●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	The Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 18 months following the closing of our Initial Public Offering, until the Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.
●	The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.
●	Unlike some other similarly structured blank check companies, our sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.
●	We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.
●	After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.
●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.
●	Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

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

Recent Developments

On March 25, 2021 we entered into an agreement and plan of merger (the “Merger Agreement”), by and among the company, Spring Valley Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the company (“Merger Sub Inc.”), and Dream Holdings, Inc., a Delaware public benefit corporation (“Dream Holdings”), relating to a proposed business combination with AeroFarms. Pursuant to the Merger Agreement, among other things, Dream Holdings will merge with and into Merger Sub Inc. (the “Dream Merger”), with Dream Holdings surviving the Dream Merger as a wholly owned subsidiary of the company. On October 14, 2021, the Company, Merger Sub Inc. and Dream Holdings entered into a Termination Agreement (the “Termination Agreement”), effective as of such date, pursuant to which the parties agreed to mutually terminate the Merger Agreement. The termination of the Merger Agreement is effective as of October 14, 2021.

Proposed Business Combination

On December 13, 2021, Spring Valley, Spring Valley Merger Sub, LLC, an Oregon limited liability company (“Merger Sub”), and NuScale Power, LLC, an Oregon limited liability company (the “NuScale”), entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which, subject to obtaining the Acquiror Stockholder Approvals (as defined in the Merger Agreement), (i) Spring Valley shall domesticate as a corporation in the State of Delaware (the “Redomicile”) and (ii) Merger Sub will be merged with and into NuScale (the “Merger,” together with the other transactions related thereto, the “Proposed Transactions”), with NuScale being the surviving entity following the Merger (the “Surviving Company”). Following the Merger, Spring Valley will be renamed NuScale Power Corporation and is expected to trade on The Nasdaq Stock Market LLC under the ticker “SMR”. After the closing of the Merger (such closing, the “Closing” and such date, the “Closing Date”), NuScale, as the Surviving Company, will continue to be held as a wholly controlled subsidiary of NuScale Power Corporation in a customary “Up-C” holding structure.

On December 28, 2021, Spring Valley, Merger Sub and NuScale entered into an amendment (“Amendment No. 1”) to the previously announced Merger Agreement. Amendment No. 1 modifies the Merger Agreement by (i) extending the date for NuScale to submit the notification required from NuScale under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, to no later than January 21, 2022; and (ii) amending and restating Exhibit H to the Merger Agreement.

Conversion of Securities

At the time the Merger is consummated (the “Effective Time”), by virtue of the Merger and without any action on the part of Spring Valley, Merger Sub, NuScale or the holders of any of NuScale’s securities:

(a)

all membership interests of Merger Sub shall be converted into the Pass Through Number of Class A Units of the Surviving Company and Spring Valley shall be admitted as a member and designated as the sole manager of the Surviving Company. The “Pass Through Number” is equal to the number of shares, after consummation of the Redomicile, of Class A common stock, par value $0.0001 per share, of Spring Valley (“Spring Valley Common Stock”) that are outstanding immediately after the Effective Time, after giving effect to all transactions contemplated by the Merger Agreement and in the Subscription Agreements (as defined below);

(b)

the Fifth Amended and Restated Limited Liability Company Agreement of NuScale, dated as of April 1, 2021, by and between NuScale and the unitholders of NuScale will be amended and restated (such new agreement, the “A&R NuScale LLC Agreement”) and, in connection therewith, (1) each preferred unit of NuScale shall be re-classified into a certain number of common units of NuScale, and immediately after such re-classification, (2) each NuScale common unit shall be re-classified into a number of Surviving Company common units equal to the Exchange Ratio (as defined in the Merger Agreement) and (3) each NuScale common unit shall receive a number of shares of duly authorized, validly issued, fully paid and nonassessable, non-economic voting shares of Class B common stock, par value $0.0001 per share, of Spring Valley (the “Acquiror New Class B Stock”) equal to the Exchange Ratio. The A&R NuScale LLC

Agreement will provide the holders of Surviving Company common units the right to exchange their Surviving Company common units, together with the cancelation of an equal number of shares of Acquiror New Class B Stock, for Spring Valley Common Stock, subject to certain restrictions set forth therein;

(c)

each option to purchase a NuScale common unit (“NuScale Option”) will be converted into an economically equivalent number of options to purchase shares of Spring Valley Common Stock based on the Exchange Ratio with the same aggregate exercise price, terms and conditions (including vesting and exercisability terms) as were applicable to the NuScale Option immediately prior to the Effective Time; and

(d)

each NuScale Unit Appreciation Right that is outstanding immediately prior to the Effective Time, shall be converted into an economically equivalent number of shares of Spring Valley Common Stock based on the Exchange Ratio and strike price for such Unit Appreciation Right.

On or prior to the Closing Date, NuScale shall cause the outstanding principal and unpaid accrued interest due on the outstanding convertible notes issued by NuScale in favor of Fluor Enterprises, Inc. (“Fluor”) on September 30, 2011 with an aggregate principal balance of approximately $10,281,427 (the “Fluor Convertible Notes”) to be converted into NuScale common units (which will then be converted into and exchanged for Surviving Company common units and Acquiror New Class B Stock in accordance with clause (b)(2) and (b)(3) above), and such converted NuScale Fluor Convertible Notes will no longer be outstanding and will cease to exist. Any liens securing obligations under NuScale Fluor Convertible Notes will be released and each holder of NuScale Fluor Convertible Notes will thereafter cease to have any rights with respect to such securities. Immediately prior to the Closing, all of the Spring Valley Class B shares that are issued and outstanding immediately prior to the Redomicile will be converted into Spring Valley Common Stock.

Following the consummation of the Proposed Transactions, the combined company will be organized in an “Up-C” structure, in which substantially all of the assets and business of Spring Valley will be held by the Surviving Company. The combined company’s business will continue to operate through the Surviving Company and Spring Valley’s sole direct asset will be the equity interests of the Surviving Company held by it.

Concurrent with the Closing, Spring Valley will enter into a tax receivable agreement (the “Tax Receivable Agreement”) with NuScale's current equity owners. Pursuant to the Tax Receivable Agreement, Spring Valley will be required to pay NuScale’s current owners 85% of the amount of savings, if any, in U.S. federal, state and local income tax that Spring Valley actually realizes as a result of the increases in tax basis and certain other tax benefits related to future exchanges, if any, of Surviving Company common units for Spring Valley Common Stock.

Proxy and Registration Statement

As promptly as practicable after the date of the Merger Agreement and in any event no later than 20 business days following Spring Valley’s receipt of NuScale’s audited financial statements and unaudited interim financial statements, Spring Valley will prepare and file with the Securities and Exchange Commission (the “SEC”) a proxy and registration statement on Form S-4 (as amended or supplemented from time to time, the “Proxy”) to be sent to the shareholders of Spring Valley (the “Spring Valley Shareholders”) relating to the meeting of the Spring Valley Shareholders (the “Spring Valley Shareholders’ Meeting”) to be held to consider (i) approval of the Proposed Transactions, including the Merger, and the adoption and approval of the Merger Agreement, (ii) approval of the amended and restated charter of Spring Valley, as contemplated by the Merger Agreement, (iii) approval of the issuance of Acquiror New Class B Stock and Spring Valley Common Stock as contemplated by the Merger Agreement and the Subscription Agreements, (iv) approval of the adoption of a new equity incentive plan in form materially consistent with the form contemplated by the Merger Agreement, (v) adjournment of the Spring Valley Shareholders’ Meeting, if necessary, to permit further solicitation of proxies because there are not sufficient votes to approve and adopt any of the foregoing proposals, (vi) the Redomicile, and (vii) any other proposals the parties deem necessary to effectuate the Proposed Transactions (collectively, the “Spring Valley Proposals”).

Registration Rights Agreement

In connection with the Closing, that certain registration and shareholder rights agreement dated November 23, 2020 will be amended and restated and Spring Valley, certain persons and entities holding securities of Spring Valley prior to the Closing (the “Initial Holders”) and certain persons and entities receiving Spring Valley Common Stock pursuant to the Merger (the “New Holders” and together with the Initial Holders, the “Holders”) shall enter into that amended and restated registration rights agreement attached as an exhibit to the Merger Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, Spring Valley will agree that, within 30 calendar days after the Closing, Spring Valley will file with the SEC (at Spring Valley’s sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to the Holders (the “Resale Registration Statement”), and Spring Valley shall use commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as practicable after the filing thereof. In certain circumstances, the Holders may demand up to one underwritten offering during any six-month period, and all Holders will be entitled to piggyback registration rights.

Lock-Up Agreements

In connection with the Closing, certain Initial Holders and certain investors in NuScale will agree, subject to certain exceptions, not to transfer any shares of Spring Valley Common Stock held by them immediately after the Effective Time, or issuable upon the exercise of options to purchase shares of Spring Valley Common Stock held by them immediately after the Effective Time, or securities convertible into or exercisable or exchangeable for Spring Valley Common Stock held by them immediately after the Effective Time until 180 days after the closing date of the Merger.

Representations, Warranties and Covenants

The Merger Agreement contains customary representations, warranties and covenants of (a) NuScale and (b) Spring Valley and Merger Sub relating to, among other things, their ability to enter into the Merger Agreement and their outstanding capitalization. The Merger Agreement is qualified by certain confidential disclosure schedules. The representations and warranties contained therein represent a negotiated allocation of risks between Spring Valley and NuScale and may not be true and may not be relied upon by any person other than Spring Valley and NuScale.

Conditions to Closing – Mutual

The obligations of NuScale, Spring Valley and Merger Sub to consummate the Proposed Transactions, including the Merger, are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of the following conditions:

(a)	the approval of the requisite unitholders of NuScale in favor of the adoption of the Merger Agreement and the Merger and all other transactions contemplated by the Merger Agreement;
(b)	the Acquiror Stockholder Proposals (as defined in the Merger Agreement) have been approved and adopted by the requisite affirmative votes of the Spring Valley Shareholders;
(c)

the Proxy has become effective under the Securities Act and no stop order suspending the effectiveness of the Proxy is in effect and no proceedings for that purpose are pending before or threatened by the SEC;

(d)

no governmental authority has enacted, issued, promulgated, enforced or entered any law, judgment, decree, executive order or award which is then in effect and has the effect of making the Proposed Transactions, including the Merger, illegal or otherwise prohibiting consummation of the Proposed Transactions, including the Merger;

(e)

Spring Valley has provided an opportunity to the Spring Valley Shareholders to have their shares of Spring Valley Common Stock redeemed for the consideration, and on the term and subject to the conditions and limitations, set forth in the Merger Agreement, its organizational documents, the Trust Agreement (as defined in the Merger Agreement) and the Proxy;

(f)

all waiting periods (and any extension thereof) applicable to the consummation of the Proposed Transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), have expired or been terminated, all waiting periods (and any extensions thereof) under any Antitrust Laws (as defined in the Merger Agreement) applicable to the consummation of the Proposed Transactions will have terminated or expired, and all approvals, clearances or authorizations required to be obtained prior to the Closing have been obtained, and any agreement with any governmental authority not to consummate the transactions contemplated by the Merger Agreement has expired or been terminated; and

(g)	Spring Valley shall not have redeemed the Spring Valley Common Stock in an amount that would cause Spring Valley to have net tangible assets of less than $5,000,001.

Conditions to Closing – Spring Valley

The obligations of Spring Valley to consummate the Proposed Transactions are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of the following additional customary conditions:

(a)	the accuracy of the representations and warranties of NuScale made in the Merger Agreement, subject to certain bring-down standards;
(b)	performance of the covenants of NuScale required by the Merger Agreement to be performed at or prior to the Closing;;
(c)	delivery by NuScale of a customary officer’s certificate, dated the date of the Closing, certifying as to the satisfaction of certain conditions;
(d)	delivery by NuScale of executed counterparts to all of the ancillary agreements to which NuScale, or any unitholder of NuScale, is party;
(e)	no Company Material Adverse Effect has occurred between the date of the Merger Agreement and the Closing Date; and
(g)

delivery by NuScale three business days prior to Closing, fully executed copies of the Fluor Payoff Waiver (as defined in the Merger Agreement), in each case, in form and substance reasonably satisfactory to Spring Valley.

Conditions to Closing – The Company

The obligations of NuScale to consummate the Proposed Transactions are subject to the satisfaction or waiver (where permissible) at or prior to Closing of the following additional customary conditions:

(a)	the accuracy of the representations and warranties of Spring Valley made in the Merger Agreement, subject to certain bring-down standards;
(b)	performance of the covenants of Spring Valley required by the Merger Agreement to be performed at or prior to the Closing;
(c)	delivery by Spring Valley of a customary officer’s certificate, dated the date of the Closing, certifying as to the satisfaction of certain conditions;
(d)	Spring Valley filed and adopted the certificate of incorporation in the form attached to the Merger Agreement in connection with the Redomicile;

(e)

the Spring Valley Common Stock to be issued in connection with the Proposed Transactions has been approved for listing on the Nasdaq Capital Market, subject only to official notice of issuance and the requirements to have a sufficient number of round lot holders;

(f)

Spring Valley has delivered to NuScale executed counterparts to all of the ancillary agreements to which Spring Valley or SV Acquisition Sponsor Sub, LLC, a Delaware limited liability company (“Sponsor”), is party;

(g)

the members of the board of directors and the officers of Spring Valley identified in the disclosure schedules to the Merger Agreement have been removed from their respective positions or tendered their irrevocable resignations, in each case effective as of the Effective Time; and

(h)

the Closing Acquiror Cash (as defined in the Merger Agreement) equals or exceeds $200,000,000, and Spring Valley has made arrangements for any Closing Acquiror Cash held in its trust account to be released from such trust account at the Effective Time.

Termination

The Merger Agreement allows the parties to terminate the Merger Agreement at any time prior to the Effective Time, notwithstanding any requisite approval and adoption of the Merger Agreement and the Proposed Transactions by the unitholders of the NuScale or the Spring Valley Shareholders, upon certain conditions described in the Merger Agreement, including, without limitation, each party’s right to terminate, subject to certain limited exceptions, if the Proposed Transactions are not consummated by May 20, 2022 or such later date as may be mutually agreed by the parties (the “Termination Date”).

If the Merger Agreement is validly terminated, none of the parties to the Merger Agreement will have any liability or any further obligation under the Merger Agreement other than customary confidentiality obligations, except in the case of a willful and material breach of the Merger Agreement.

Sponsor Support Agreement

On December 13, 2021, the Sponsor and the directors of Spring Valley each entered into the Support Agreements (the “Support Agreements”) with Spring Valley and NuScale, pursuant to which the Sponsor and such directors agreed to vote all of their respective shares of Spring Valley Common Stock (subject to certain exceptions) in favor of the approval and adoption of the Proposed Transactions. The Sponsor and such directors also represent and warrant that they have the requisite power and authority to execute and deliver the Support Agreements and to consummate the transactions contemplated thereby. Additionally, the Sponsor and directors have agreed, among other things, not to enter into any agreement that is inconsistent with the Sponsor Support Agreement.

Subscription Agreements

In connection with the execution of the Merger Agreement, on December 13, 2021, Spring Valley entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (each, a “Subscriber” and collectively, the “Subscribers”), pursuant to which the Subscribers agreed to purchase, and Spring Valley agreed to sell to the Subscribers, an aggregate of 21,300,002 shares of Spring Valley Common Stock (the “PIPE Shares”), for an aggregate purchase price of $211,000,000, in a private placement (the “PIPE”).

The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements is contingent upon, among other customary closing conditions, the concurrent consummation of the Proposed Transactions, and in the case of $30 million of the PIPE, entry into definitive documents between the investor, Fluor and NuScale with respect to certain commercial arrangements. The purpose of the PIPE is to raise additional capital for use by the combined company following the Closing.

Sponsor Letter Agreement

Concurrently with the execution of the Merger Agreement, the Sponsor entered into the Sponsor Letter Agreement (the “Sponsor Letter Agreement”) with Spring Valley and NuScale, pursuant to which the parties thereto agreed to, among other things, (i) certain vesting and forfeiture terms with respect to a certain percentage of the Acquiror New Class B Stock if Closing Acquiror Cash (as defined in the Merger Agreement) is less than $432 million, (ii) certain vesting and forfeiture terms with respect to up to 35% of Spring Valley Common Stock beneficially owned by the Sponsor immediately following the Closing (iii) not to transfer, assign or sell any securities held by them subject to the lock-up provisions described therein or exercise any of their Spring Valley Warrants (as defined in the Merger Agreement) until the expiration of a certain applicable lock-up period (such lock-up provisions will apply also to certain permitted transferees of the Sponsor) and (iv), if the Closing has not occurred before May 20, 2022, to allow for an extension of the Termination Date (as defined in the Merger Agreement) for a period of up to six months in exchange for a payment of $2,300,000 in exchange for 2,300,000 additional Spring Valley Warrants.

Closing

The Transactions are expected to close in the second quarter of 2022, following the receipt of the required approval by our shareholders and the fulfillment of other customary closing conditions. The Closing will occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the Closing conditions set forth in Article IX of the Merger Agreement. For full details and the filed agreements, refer to our Current Report on Form 8-K announcing the Merger Agreement and subsequent amendments to the Merger Agreement, as filed with the SEC on December 14, 2021 and January 4, 2022.

Our Team

We are supported by Pearl Energy Investments (“Pearl”), a Dallas, Texas-based investment firm with $1.2 billion of committed capital under management as of February 2022. Pearl was founded by William Quinn in 2015 and focuses on partnering with best-in-class management teams to invest in the North American energy industry, typically targeting opportunities requiring $25 million to $100 million of equity capital. Over the course of their careers, the principals at Pearl have executed on billions of dollars of aggregate transaction value through direct investment, financing and acquisitions, with experience spanning venture to late stage buyout and across all parts of the business cycle.

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

Broad Universe of Targets. We intend to focus our investment effort across the broad Sustainability industry. We believe the anticipated growth in the industry and the related sectors will present a substantial number of actionable opportunities with the required scale that fit our acquisition criteria. According to industry source Pitchbook, there were over 10,800 companies operating in the Sustainability industry as of February 2022.

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

Financial Position

As of December 31, 2021, we had approximately $232,321,000 held in the trust account, and as of December 31, 2021, no deferred underwriting fees had been paid. With these funds available for a business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $985,114 held outside the trust account (as of December 31, 2021) plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. We will have access to up to $985,114 of proceeds held outside the trust account (as of December 31, 2021) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8–K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our website at www.sv-ac.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the SEC. Our website also includes our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of our audit committee, compensation committee and nominating & governance committee. The information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

The SEC maintains a website that contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

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

We are an exempted company formed on August 20, 2020 under the laws of the Cayman Islands and have no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

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

As of December 31, 2021, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 27, 2022 then we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

As of December 31, 2021, we had approximately $985,000 available to us outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for 18 months from the closing of our Initial Public Offering, until the Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we may use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

1.Risks Relating to the Business Combination

If the conditions to the Merger Agreement are not met, the Merger may not occur.

Even if the Merger Agreement is approved by shareholders of Spring Valley and by the unitholders of NuScale, specified conditions must be satisfied or waived before the parties to the Merger Agreement are obligated to complete the Merger. Spring Valley and NuScale may not satisfy all of the closing conditions in the Merger Agreement. If the closing conditions are not satisfied or waived, the Merger will not occur, or will be delayed pending later satisfaction or waiver, and such delay may cause Spring Valley and NuScale to each lose some or all of the intended benefits of the Transactions.

We will incur significant transaction costs.

We have incurred and expect to continue to incur significant, non-recurring costs in connection with consummating the Transactions. All expenses incurred in connection with the Transactions, including all legal, and other fees, expenses and costs, will be for the account of the party incurring such fees, expenses and costs. Our transaction expenses as a result of the Transactions are currently estimated to be $43.0 million, including $8.0 million in accompanying deferred underwriting commissions, which are contingent upon the consummation of the Closing, subject to certain offsets for fees paid to the placement agents for the PIPE subscription financing.

If we are not able to complete the Merger with NuScale nor able to complete another business combination by May 27, 2022 (or November 27, 2022 if extended at the Sponsor’s option), we would cease all operations except for the purpose of winding up and we would redeem Spring Valley Class A ordinary shares and liquidate the trust account, in which case Public Shareholders may only receive approximately $10.10 per share, or less than such amount in certain circumstances, and Spring Valley Public Warrants will expire worthless.

If we are not able to complete the Merger with NuScale nor able to complete another business combination by May 27, 2022 (or November 27, 2022 if extended at the Sponsor’s option), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest will be net of taxes payable), and (less up to $100,000 of net interest earned thereon to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and the Spring Valley Board , liquidate and dissolve, subject in each case to our obligations under the Cayman Islands Companies Act to provide for claims of creditors and the requirements of other applicable law. In such case, Public Shareholders may only receive approximately $10.10 per share, or less than such amount in certain circumstances, and Spring Valley Public Warrants will expire worthless.

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

On August 21, 2020, our sponsor paid $25,000, or approximately $0.003 per share, for 7,187,500 Class B ordinary shares, par value $0.0001. In September 2020, our sponsor transferred 40,000 Class B ordinary shares to each of our independent directors. On October 22, 2020, our sponsor effected a surrender of 1,437,500 founder shares to the company for no consideration, resulting in a decrease in the number of Class B ordinary shares outstanding from 7,187,500 to 5,750,000, such that the total number of founder shares would represent 20% of the total number of ordinary shares outstanding upon completion of our Initial Public Offering. Our sponsor transferred all of the founder shares held by it to holdco prior to the consummation of our Initial Public Offering. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 8,900,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant ($8,900,000 in the aggregate), in a private placement that closed simultaneously with the closing of our Initial Public Offering. If we do not consummate an initial business combination within 18 months from the closing of our Initial Public Offering, prior to the Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period, the private placement warrants will expire worthless. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration and shareholder rights agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial business combination. Any such amendments or waivers would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month anniversary of the closing of our Initial Public Offering, the Contractual Redemption Date if extended at our sponsor’s option or the end of any Extension Period nears, which is the deadline for our consummation of an initial business combination.

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

As described in the Amendment No. 1 to the Annual Report Form 10-K filed with the SEC on May 7, 2021, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant transaction related to the warrants we issued in connection with our initial public offering in November 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures as of and for the period from August 20, 2020 (inception) through December 31, 2020.

Our management and our audit committee also concluded that it was appropriate to restate previously issued financial statements for the Affected Periods.

As described in Amendment No. 2 to the Annual Report on Form 10-K filed with the SEC on December 21, 2021, we identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares and the calculation of earnings per share. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of our Class A ordinary shares subject to possible redemption was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Class A ordinary shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of its Class A ordinary shares subject to possible redemption, the Company’s management has determined that the Class A ordinary shares include certain provisions that require classification of all of the Class A ordinary shares as temporary equity regardless of the net tangible assets redemption limitation contained in the charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Class A ordinary shares subject to possible redemption, see “Note 2” to the accompanying financial statements, as well as “Part II, Item 9A: Controls and Procedures” included in this Annual Report.

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

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stockordinary shares.

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

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). In the Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. Therefore we conducted a valuation of our warrants and restated our previously issued financial statements, which resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or NASDAQ regarding our restated financial statements or matters relating thereto.

Any future inquiries from the SEC or NASDAQ as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

The restatement of our financial statements in May 2021 has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

As a result of the restatement of our financial statements, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the restatements, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties or shareholder litigation. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our share price to decline.

for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares or may make it more difficult for us to consummate an initial business combination.

Following the restatement of our historical financial statements, we account for 20,400,000 warrants issued in connection with our initial public offering (including the 11,500,000 warrants sold as part of the units in the initial public offering and the 8,900,000 private placement warrants) in accordance with the guidance contained in Derivatives and Hedging - Contracts in Entity’s Own Equity (ASC 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

Our units, shares of Class A ordinary shares and warrants are each traded on the NASDAQ under the symbol “SVSVU,” “SV” and “SVSVW” respectively. Our units commenced public trading on December 8, 2020. Our shares of Class A ordinary shares and warrants began separate trading on January 21, 2021.

(b)	Holders

On December 31, 2021, there was 1 holder of record for our units, 1 holder of record for our shares of Class A ordinary shares, 4 holders of record of our shares of Class B ordinary shares and 2 holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales and Use of Proceeds

On August 21, 2020, the sponsor paid $25,000, or approximately $0.003 per share, for 7,187,500 Class B ordinary shares, par value $0.0001. In September 2020, our sponsor transferred 40,000 Class B ordinary shares to each of our independent directors. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On October 22, 2020, our sponsor effected a surrender of 1,437,500 Class B ordinary shares to the company for no consideration, resulting in a decrease in the number of Class B ordinary shares outstanding from 7,187,500 to 5,750,000. The total number of Class B ordinary shares outstanding equals 20% of the total number of Class A ordinary shares and Class B ordinary shares outstanding. The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holder thereof, on a one-for-one basis, subject to adjustment, as described in this Report.

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

The private placement warrants are identical to the public warrants underlying the units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of an initial business combination, subject to certain limited exceptions.

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

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this annual report on Form 10-K (the “Annual Report”) to “we,” “us” or the “Company” refer to Spring Valley Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Spring Valley Acquisition Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-K including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from the August 20, 2020 (inception) through December 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering and searching for a target, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income from the proceeds from the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2021, we had net loss of approximately $3,202,748, which consisted of general and administrative expenses of approximately $1,327,000, offset by interest income on marketable securities held in the Trust Account of approximately $19,000 and changes in fair value of derivative warrant liabilities of $4,511,000.

For the period from August 20, 2020 (inception) through December 31, 2020, we had a net loss of $12,971,000, which consisted of formation and operating costs of $114,000, change in derivative of warrant liabilities of $12,110,000, including the loss on the sale of warrants of $979,000, and offering costs of $749,000, partially offset by interest income on marketable securities held in the Trust Account of approximately $2,000.

Liquidity and Capital Resources

On November 27, 2020, we consummated the Initial Public Offering of 23,000,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $232,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,900,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant generating gross proceeds of $8,900,000.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $232,300,000 was placed in the Trust Account. We incurred $12,492,354 in transaction costs (net of $750,000 reimbursement received from underwriters), including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $592,354 of other costs.

As of December 31, 2021, we had cash held in the trust account of approximately $232,321,000. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of approximately $985,000. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Contingent Fees

We entered into a contingent fee arrangement with one of our service providers in connection with the search for a prospective initial Business Combination. Per the arrangement, fees for services performed were contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying balance sheets. As of December 31, 2021, these fees were approximately $4.0 million. There were no such fees outstanding under the arrangement as of December 31, 2020.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of consolidated financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have the following critical accounting policies.

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

Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. See Note 7 to our consolidated financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the pertinent terms of the Warrants and Note 9 for further discussion of the methodology used to determine the value of the warrant liabilities.

Class A Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders' equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders' equity section of our balance sheets.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 20,400,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021 and for the period from August 20, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Recent Developments

On December 13, 2021, Spring Valley, Merger Sub and NuScale entered into the Merger Agreement, pursuant to which, subject to obtaining the Acquiror Stockholder Approvals (as defined in the Merger Agreement), (i) Spring Valley shall domesticate as a corporation in the State of Delaware and (ii) Merger Sub LLC will be merged with and into NuScale, with NuScale being the surviving entity following the Merger. Following the Merger, Spring Valley will be renamed NuScale Power Corporation and is expected to trade on The Nasdaq Stock Market LLC under the ticker “SMR”. After the closing of the Merger, NuScale, as the Surviving Company, will continue to be held as a wholly controlled subsidiary of NuScale Power Corporation in a customary “Up-C” holding structure.

On December 28, 2021, the Company, Merger Sub LLC and NuScale entered into an amendment (“Amendment No. 1”) to the Merger Agreement. Amendment No. 1 modifies the Merger Agreement by (i) extending the date for NuScale to submit the notification required from NuScale under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, to no later than January 21, 2022; and (ii) amending and restating Exhibit H to the Merger Agreement. See “Item 1. Business --Proposed Business Combination” for a description of the anticipated Merger with NuScale and the related agreements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of the evaluation date, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of November 27, 2020 and its annual financial statements for the period ended December 31, 2020, and its interim financial statements and notes as reported in its SEC filings for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company's balance sheet as of November 27, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as described below.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked instruments issued by the Company. The Company's management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Christopher Sorrells	53	Chief Executive Officer and Director
Jeffrey Schramm	51	Chief Financial Officer
Robert Kaplan	49	Vice President of Business Development
William Quinn	50	Chairman and Director
Debora Frodl	56	Director
Richard Thompson	72	Director
Patrick Wood, III	59	Director

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

Jeffrey Schramm serves as our Chief Financial Officer. Mr. Schramm is also the Chief Financial Officer of SVII, in which capacity he has served since 2021. Mr. Schramm has over 20 years of leadership, finance and operations experience in advanced materials and specialty chemical organizations with a deep understanding of the Sustainability industry having worked with some of the leading venture capital and private equity funds such as Kleiner Perkins, Index Ventures and NGP Energy Technology Partners. Previously, Mr. Schramm served as Chief Financial Officer at Lehigh from 2009 until 2019 where he was responsible for raising both debt and equity, as well as financial and administrative functions. Mr. Schramm was instrumental in Lehigh’s sale to a publicly traded company and largest tire manufacturer in Europe, Michelin, as the key part of its sustainability initiative. Prior to that, Mr. Schramm served as Vice President of Finance for Euramax International, Inc. (now OmniMax International, Inc.) in the Exterior Products & Fabral (fabrication) divisions from 2007 until 2009 where he managed a large multilocation team supporting revenues close to $1 billion annually. From 2000 to 2007, Mr. Schramm was with Kemira Chemicals, Inc. (formerly Vulcan Performance Chemicals) as head of Financial Planning & Analysis and North American CFO over the Pulp & Paper and Water Treatment specialty chemical businesses. During his time at Kemira Chemicals, Inc., he was a key member of the acquisition team acquiring the Pulp & Paper chemicals business from Lanxess (LXS.DE) and the Pulp & Paper business from FinnChem USA. In 1993 to 2000, Mr. Schramm began his career at Milliken & Company in various roles starting in Accounting, Controllership and later served as Financial Planning & Analysis Manager in Procurement. Mr. Schramm earned a B.S. in Corporate Finance and Investment Management from the University of Alabama, and an M.B.A from LaGrange College.

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

Debora Frodl serves as a board member. Ms. Frodl has over 30 years of international business experience with General Electric Company. From 2012 to 2017, Ms. Frodl served as the Global Executive Director of Ecomagination. Ms. Frodl repositioned this sustainable technology strategy into one of multi-faceted innovation and expansive global growth. During Ms. Frodl’s tenure from 2012 to 2017, GE Ecomagination’s revenues exceeded $125 billion. From 2010 to 2012, Ms. Frodl served as GE’s Chief Strategy Officer and Global Alternative Fuels Leader where she pioneered the business strategy to decarbonize the commercial fleet industry through alternative fuel vehicles and infrastructure technologies. From 2005 to 2010, Ms. Frodl served as Chief Commercial Officer of GE Capital Fleet Services, from 2004 to 2005, as Chief Marketing Officer of GE Capital Commercial Equipment Finance and from 2002 to 2004, as Chief Executive Officer of GE Capital Dealer Finance. From 1999 to 2004, Ms. Frodl served as Chief Executive Officer of GE Capital Public Finance. Currently Ms. Frodl serves on the board of directors for Renewable Energy Group, Inc. and ITC Holdings Corp. and Chair of the board for XL Fleet Corporation, a leader in smart vehicle electrification for commercial fleets. Ms. Frodl has been recognized by Green Building & Design as 2017 “Woman in Sustainability Leadership,” Women’s Council on Energy and the Environment as 2014 “Woman of the Year,” Connected World Magazine as 2013 “Top Women in M2M.” She holds an M.B.A. from the University of St. Thomas and BSBA from

Minnesota State University. We believe Ms. Frodl’s significant experience in the Sustainability industry in several public company roles makes her well qualified to serve as a member of our board of directors.

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

Involvement in certain legal proceedings

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

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination. In September 2020, our sponsor transferred 40,000 Class B ordinary shares to each of our independent directors.

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

Compensation Committee

We established a compensation committee of the Spring Valley Board. The members of our compensation committee are Debora Frodl, Richard Thompson and Patrick Wood, III and Patrick Wood, III serves as chairman of the compensation committee.

The Spring Valley Board has determined that each of Debora Frodl, Richard Thompson and Patrick Wood, III are independent. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our President’s, Chief Financial Officer’s and Chief Operating Officer’s performance, evaluating our President’s, Chief

Financial Officer’s and Chief Operating Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our President, Chief Financial Officer and Chief Operating Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on the Spring Valley Board.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Christopher Sorrells	Renewable Energy Group, Inc.	Energy	Lead Director and Chairman of the Compensation Committee
	Spring Valley Acquisition Corp. II	Special Purpose Acquisition Company	Chief Executive Officer and Director
Jeffrey Schramm	Finstat LLC	Consulting	Founder
	Spring Valley Acquisition Corp. II	Special Purpose Acquisition Company	Chief Financial Officer
Robert Kaplan	Two Nil, LLC	Marketing	Director
	RK Management, Inc.	Management /Consulting	Founder
William Quinn	Pearl Energy Investment Management, LLC(1)	Private Equity	Managing Partner
	Board of Overseers of the Wharton School of the University of Pennsylvania	Education	Director
Debora Frodl	Renewable Energy Group, Inc.	Energy	Director
	XL Fleet Corporation	Energy / Automotive	Chairman
	ITC Holdings Corp.	Energy	Director
Richard Thompson	Sumeru Equity Partners	Private Equity	Strategic Advisor
	Spring Valley Acquisition Corp. II	Special Purpose Acquisition Company	Director
Patrick Wood, III	Hunt Energy Network	Energy	President
	Wood3 Resources	Energy	Principal
	SunPower Corporation	Energy	Director
	Quanta Services, Inc.	Energy	Director

●	Our sponsor subscribed for founder shares prior to the date of this Report and purchased private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering.
●	Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering, prior to the Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed, and certain of the anchor investors will agree, not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our

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

ITEM 11. EXECUTIVE COMPENSATION

Officer and Director Compensation

The following disclosure concerns the compensation of our executive officers and directors for the fiscal year ended December 31, 2021 (i.e., pre-business combination).

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination. In September 2020, our sponsor transferred 40,000 Class B ordinary shares to each of our independent directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

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

In the table below, percentage ownership is based on 23,000,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 5,750,000 Class B ordinary shares outstanding as of December 31, 2021. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class B ordinary shares		Class A ordinary shares
	Number of
	Shares	Approximate		Approximate
	Beneficially	Percentage	Number of Shares	Percentage
Name of Beneficial Owners(1)	Owned	of Class	Beneficially Owned	of Class
SV Acquisition Sponsor Sub, LLC (holdco)	5,630,000	97.9%	—	—
Spring Valley Acquisition Sponsor, LLC (our sponsor)	5,630,000	97.9%	—	—
William Quinn(2)	5,630,000	97.9%	—	—
Christopher Sorrells	—	—	—	—
Jeffrey Schramm	—	—	—	—
Robert Kaplan	—	—	—	—
Debora Frodl	40,000	*	—	—
Richard Thompson	40,000	*	—	—
Patrick Wood, III	40,000	*	—	—
All officers and directors as a group (seven individuals)	5,750,000	100%	—	—
CVI Investments, Inc.(3)	—	—	1,887,541	8.21%
Bank of Montreal(4)	—	—	1,256,744	5.46%
D.E. Shaw Valence Portfolios, L.L.C.(5)	—	—	2,238,155	9.73%
Barclays PLC(6)	—	—	1,305,702	5.68%
Hudson Bay Capital Management LP(7)	—	—	1,314,972	5.72%
Weiss Asset Management LP(8)	—	—	1,599,934	6.96%

*     Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 2100 McKinney Ave, Suite 1675, Dallas, TX 75201.
(2)	This individual, as well as SVAC’s holdco, holds a direct or indirect interest in the Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(3)

Includes Class A ordinary shares beneficially held by CVI Investments, Inc. and Heights Capital Management, Inc. based on a Schedule 13G filed on February 14, 2022. The business address for CVI Investments, Inc. is

Ugland House, South Church Street, George Town, Grand Cayman, KY1 1104, Cayman Islands. The business address for Heights Capital Management, Inc. is 101 California Street, Suite 3250, San Francisco, California 94111.

(4)

Includes Class A ordinary shares beneficially held by Bank of Montreal and BMO Capital Markets Corp. based on a Schedule 13G filed on February 15, 2022. The business address for Bank of Montreal and BMO Capital Markets Corp. is 100 King Stgreet West, 21st Floor, Toronto, M5X 1A1, Ontario, Canada.

(5)

Includes Class A ordinary shares beneficially held by D. E. Shaw Valence Portfolios, L.L.C., D. E. Shaw & Co., L.L.C., D. E. Shaw & Co., L.P. and David E. Shaw based on a Schedule 13G filed on February 14, 2022. The business address for D. E. Shaw Valence Portfolios, L.L.C., D. E. Shaw & Co., L.L.C., D. E. Shaw & Co., L.P. and David E. Shaw is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036.

(6)

Includes Class A ordinary shares beneficially held by Barclays PLC and Barclays Bank PLC based on a Schedule 13G filed on February 7, 2022. The business address for Barclays PLC and Barclays Bank PLC is 1 Churchill Place, London, E14 5HP, England.

(7)

Includes Class A ordinary shares beneficially held by Hudson Bay Capital Management LP and Sander Gerber based on a Schedule 13G filed on February 3, 2022. The business address for Hudson Bay Capital Management LP and Sander Gerber is 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.

(8)

Includes Class A ordinary shares beneficially held by Weiss Asset Management LP, BIP GP LLC, WAM GP LLC and Andrew M. Weiss, Ph.D based on a Schedule 13G filed on January 28, 2022. The business address for Weiss Asset Management LP, BIP GP LLC, WAM GP LLC and Andrew M. Weiss, Ph.D is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On August 21, 2020, our sponsor paid $25,000, or approximately $0.003 per share, for 7,187,500 Class B ordinary shares, par value $0.0001. In September 2020, our sponsor transferred 40,000 Class B ordinary shares to each of our independent directors. On October 22, 2020, our sponsor effected a surrender of 1,437,500 founder shares to the company for no consideration, resulting in a decrease in the number of Class B ordinary shares outstanding from 7,187,500 to 5,750,000, such that the total number of founder shares would represent 20% of the total number of ordinary shares outstanding upon completion of our initial public offering. Our sponsor transferred all of the founder shares held by it to holdco prior to the consummation of our initial public offering. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of our initial public offering. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal year ended December 31, 2021 and the period from August 20, 2020 (inception) through December 31, 2020, the firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the fiscal year ended December 31, 2021 and the period from August 20, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $95,000 and $75,000, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2021 and December 31, 2020 financial statements included in this Report.

Audit-Related Fees. During the fiscal year ended December 31, 2021 and the period from August 20, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the fiscal year ended December 31, 2021 and the period from August 20, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $6,000, and $0, respectively, for services related to tax compliance.

All Other Fees. During the period from fiscal year ended December 31, 2021 and the August 20, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Form 10-K: See “Item 8. Index to Financial Statements and Supplementary Data” herein.
(1)	Financial Statements:

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 100)	F-2
Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020 (Restated)	F-3
Consolidated Statements of Operations for the Period Ending December 31, 2021 and for the Period from August 20, 2020 (Inception) through December 31, 2020 (Restated)	F-4
Consolidated Statements of Changes in Shareholders’ Deficit for the Period Ending December 31, 2021 and for the Period from August 20, 2020 (inception) through December 31, 2020 (Restated)	F-5
Consolidated Statements of Cash Flows for the Period Ending December 31, 2021 and for the Period from August 20, 2020 through December 31, 2020 (Restated)	F-6
Notes to Consolidated Financial Statements	F-7

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied on the SEC website at www.sec.gov.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of March 25, 2021, by and among the Company, Merger Sub Inc. and Dream Holdings.(2)
2.2	Agreement and Plan of Merger, dated as of December 31, 2021, by and among the Company, Merger Sub LLC and NuScale LLC. (4)
2.3	Amendment to Agreement and Plan of Merger, dated as of December 28, 2021, by and among Spring Valley, Merger Sub and NuScale.(5)
3.1	Amended and Restated Memorandum and Articles of Association.(6)
4.1	Warrant Agreement, dated as of November 23, 2020, between Continental Stock Transfer & Trust Company and the Company.(1)
4.2	Description of Registrant’s Securities.*
10.1	Private Placement Warrants Purchase Agreement, dated as of November 23, 2020, between the Company and the Sponsor.(1)
10.2	Investment Management Trust Account Agreement, dated as of November 23, 2020, between Continental Stock Transfer & Trust Company and the Company.(1)
10.3	Registration and Shareholder Rights Agreement, dated as of November 23, 2020, between the Company and the Sponsor.(1)
10.4	Letter Agreement, dated as of November 23, 2020, between the Company, the Sponsor and each of the officers and directors of the Company.(1)
10.5	Administrative Services Agreement, dated as of November 23, 2020, between the Company and the Sponsor.(1)

10.6	Promissory Note, dated as August 21, 2020, between the Registrant and the Sponsor.(3)
10.7	Securities Subscription Agreement, dated August 21, 2020, between the Registrant and the Sponsor.(3)
10.8	Form of Subscription Agreement.(2)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.*
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*      Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 30, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 25, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on September 25, 2020 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 14, 2021 and incorporated by reference herein.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 4, 2022 and incorporated by reference herein.
(6)	Previously filed as an exhibit to our Amendment No. 2 to the Annual Report on Form 10-K filed with the SEC on December 21, 2021 and incorporated by reference herein.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 10, 2022

SPRING VALLEY ACQUISITION CORP.

/s/ Christopher Sorrells
Name:	Christopher Sorrells
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Christopher Sorrells	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2022
Christopher Sorrells
/s/ Jeffrey Schramm	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2022
Jeffrey Schramm
/s/ William Quinn	Chairman and Director	March 10, 2022
William Quinn
/s/ Robert Kaplan	Vice President of Business Development	March 10, 2022
Robert Kaplan
/s/ Debora Frodl	Director	March 10, 2022
Debora Frodl
/s/ Richard Thompson	Director	March 10, 2022
Richard Thompson
/s/ Patrick Wood, III	Director	March 10, 2022
Patrick Wood, III

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 100)	F-2
Consolidated Balance Sheets as of December 31, 2021 and 2020	F-3
Consolidated Statements of Operations for the year ended December 31, 2021 and for the Period from August 20, 2020 (Inception) through December 31, 2020	F-4
Consolidated Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2021 and for the Period from August 20, 2020 (inception) through December 31, 2020	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2021 and for the Period from August 20, 2020 through December 31, 2020	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Spring Valley Acquisition Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Spring Valley Acquisition Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and the period from August 20, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from August 20, 2021 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 27, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 10, 2022

PCAOB ID Number 100

SPRING VALLEY ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
Assets
Current assets:
Cash	$985,114	$1,906,348
Prepaid expenses	101,192	237,088
Total current assets	1,086,306	2,143,436
Investments held in Trust Account	232,320,939	232,301,973
Total Assets	$233,407,245	$234,445,409

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit:
Current liabilities:
Accounts payable	$305,022	$—
Accrued expenses	40,000	49,934
Total current liabilities	345,022	49,934
Derivative warrant liabilities	29,149,000	33,660,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total liabilities	37,544,022	41,759,934

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.10 per share	232,300,000	232,300,000

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(36,437,352)	(39,615,100)
Total shareholders' deficit	(36,436,777)	(39,614,525)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$233,407,245	$234,445,409

The accompanying notes are an integral part of these consolidated financial statements.

SPRING VALLEY ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period from
		August 20, 2020
	For the	(Inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020
General and administrative expenses	$1,327,217	$114,144
Loss from operations	(1,327,217)	(114,144)

Other income (expenses):
Change in fair value of derivative warrant liabilities	4,511,000	(12,110,000)
Offering costs allocated to derivative warrant liabilities	—	(749,253)
Income from investments held in Trust Account	18,965	1,973
Net income (loss)	$3,202,748	$(12,971,424)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	23,000,000	6,052,632
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.11	$(1.15)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,750,000	5,197,368
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.11	$(1.15)

The accompanying notes are an integral part of these consolidated financial statements.

SPRING VALLEY ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2021	—	$—	5,750,000	$575	$—	$(39,615,100)	$(39,614,525)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(25,000)	(25,000)
Net income	—	—	—	—	—	3,202,748	3,202,748
Balance - December 31, 2021	—	$—	5,750,000	$575	$—	$(36,437,352)	$(36,436,777)

FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - August 20, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425		25,000
Accretion of Class A ordinary shares to redemption amount					(24,425)	(26,643,676)	(26,668,101)
Net loss	—	—	—	—	—	(12,971,424)	(12,971,424)
Balance — December 31, 2020	—	$—	5,750,000	$575	$—	$(39,615,100)	$(39,614,525)

The accompanying notes are an integral part of these consolidated financial statements.

SPRING VALLEY ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Period from
	Ended	August 20, 2020
	December 31,	(Inception) through
	2021	December 31, 2020

Cash Flows from Operating Activities:
Net income (loss)	$3,202,748	$(12,971,424)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(4,511,000)	12,110,000
Offering costs allocated to derivative warrant liabilities	—	749,253
Payment of formation costs through issuance of Class B ordinary shares	—	5,000
Income from investments held in Trust Account	(18,965)	(1,973)
Changes in operating assets and liabilities:
Prepaid expenses	135,895	(237,088)
Accounts payable	305,022	—
Accrued expenses	(9,934)	—
Net cash used in operating activities	(896,234)	(346,232)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(232,300,000)
Net cash used in investing activities	—	(232,300,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid and reimbursements	—	226,150,000
Proceeds from sale of Private Placement Warrants	—	8,900,000
Repayment of promissory note-related party	—	(124,826)
Payment of offering costs	(25,000)	(372,594)
Net cash provided by (used in) financing activities	(25,000)	234,552,580

Net change in cash	(921,234)	1,906,348

Cash - beginning of the period	1,906,348	—
Cash - ending of the period	$985,114	$1,906,348

Supplemental disclosure of noncash financing activities:
Warrant liabilities in connection with initial public offering	$—	$22,529,000
Deferred underwriting fee payable	$—	$8,050,000
Accrued offering costs	$—	$49,934
Offering costs paid by Sponsor in exchange for Founder Shares	$—	$20,000
Offering costs paid directly through note payable	$—	$124,826

The accompanying notes are an integral part of these consolidated financial statements.

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, searching for a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering in November 2020. Offering costs amounting to $12,492,354 (consisting of $3,800,000 in underwriting commissions, $8,050,000 of deferred underwriters’ fee and $592,354 of other offering costs, offset by $750,000 in reimbursement received from underwriters) were incurred, of which $749,253 were allocated to warrants and expensed and $11,743,101 were allocated against the Class A shares.

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

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The Company will initially have until May 27, 2022 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by May 27, 2022, it may, by resolution of the board of directors if requested by the Sponsor, extend the initial period of time to consummate a Business Combination one time, by an additional six months, subject to the Sponsor, its affiliates or permitted designees purchasing additional Private Placement Warrants. The shareholders will not be entitled to vote or redeem their Public Shares in connection with any such extension. In order to extend the initial period of time to consummate a Business Combination for such six-month period, the Sponsor, its affiliates or permitted designees, must purchase an additional 2,300,000 Private Placement Warrants at $1.00 per warrant and deposit the $2,300,000 in proceeds into the Trust Account on or prior to May 27, 2022. The Sponsor, its affiliates or permitted designees are not obligated to purchase additional Private Placement Warrants to extend the time for the Company to complete a Business Combination.

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

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern Considerations

As of December 31, 2021, the Company had approximately $985,000 of cash held outside of the Trust Account and working capital of approximately $0.7 million.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 27, 2022, to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these consolidated financial statements. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 27, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by May 27, 2022.

Proposed Business Combination – NuScale Power, LLC

On December 13, 2021, the Company, Spring Valley Merger Sub, LLC, an Oregon limited liability company and wholly owned subsidiary (“Merger Sub”), and NuScale Power, LLC, an Oregon limited liability company (the “NuScale”), entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which, subject to obtaining the Acquiror Stockholder Approvals (as defined in the Merger Agreement), (i) Spring Valley will domesticate as a corporation in the State of Delaware and (ii) Merger Sub will be merged with and into NuScale (the “Merger,” together with the other transactions related thereto, the “Proposed Transactions”), with NuScale being the surviving entity following the Merger (the “Surviving Company”). Following the Merger, Spring Valley will be renamed NuScale Power Corporation and is expected to trade on The Nasdaq Stock Market LLC under the ticker “SMR”. After the closing of the Merger, NuScale, as the Surviving Company, will continue to be held as a wholly controlled subsidiary of NuScale Power Corporation in a customary “Up-C” holding structure.

Refer to the Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2021 and January 4, 2022 for additional information.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include its wholly owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company, which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash and cash equivalents as of December 31, 2021 and 2020, respectively.

Derivative Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging”, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

of operations. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The Private Placement Warrants are valued using a Modified Black Scholes Option Pricing Model. See Note 9 for further discussion of the pertinent terms of the Warrants and Note 10 for further discussion of the methodology used to determine the value of the Warrants.

Class A Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the consolidated statements of operations. Offering costs associated with the Class A ordinary shares are charged against their carrying value upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

calculated by dividing the net income (loss) by the weighted average of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 22,529,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021 and for the period from August 20, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

A reconciliation of net income (loss) per ordinary share is as follows:

			Period From August 20, 2020
	Year Ended December 30,		(Inception) through
	2021		December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net income (loss)	$2,562,198	$640,550	$(6,978,778)	$(5,992,646)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	6,052,632	5,197,368

Basic and diluted net income (loss) per ordinary share	$0.11	$0.11	$(1.15)	$(1.15)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s consolidated balance sheet, primarily due to their short-term nature.

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

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 3 - Initial Public Offering

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

Note 4 - Private Placement

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

Note 5 - Related Party Transactions

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

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Administrative Support Agreement

Commencing on November 23, 2020, the Company entered into an agreement to pay an affiliate of the Sponsor up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021 and for the period from August 20, 2020 (inception) through December 31, 2020, $120,000 and $0, respectively, has been expensed related to the agreement. As of December 31, 2021, the Company had accrued $40,000, for services in connection with such agreement on the accompanying consolidated balance sheets. There was no outstanding balance under this agreement as of December 31, 2020.

Promissory Note — Related Party

On August 21, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. As of December 31, 2021 and 2020, there is no outstanding amounts under the Promissory Note. Subsequent to the repayment, the facility was no longer available to the Company.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, there were no Working Capital Loans outstanding.

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Note 6 - Commitments And Contingencies

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 global pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, its results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration and Shareholders’ Rights

Pursuant to a registration and shareholders’ rights agreement entered into on November 23, 2020, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) will be entitled to registration rights. The holders of a majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The registration and shareholder rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Anchor Investments

Certain qualified institutional buyers or institutional accredited investors not affiliated with any member of the Company’s management (the “anchor investors”) purchased 1,980,000 Units each in the Initial Public Offering and the Company directed the underwriters to sell to the anchor investors such number of Units. Further, each of the anchor investors entered into a separate agreement with the Sponsor pursuant to which each such investor purchased membership interests in Holdco representing an indirect beneficial interest in up to 142,187 Founder Shares upon the closing of the Initial Public Offering for $495.

Contingent Fees

The Company entered into a contingent fee arrangement with one of the Company's service providers in connection with the search for a prospective initial Business Combination. Per the arrangement, fees for services performed were contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying balance sheets. As of December 31, 2021, these fees were approximately $4.0 million. There were no such fees outstanding under the arrangement as of December 31, 2020.

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Note 7  - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 23,000,000 Class A ordinary shares outstanding, which were all subject to possible redemption and classified outside of permanent equity in the consolidated balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the consolidated balance sheet is reconciled on the following table:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(12,650,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(11,743,101)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	26,693,101
Class A ordinary shares subject to possible redemption	$232,300,000

Note 8 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 23,000,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and are classified as temporary equity.

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Note 9 - Derivative Warrant Liabilities

As of December 31, 2021 and 2020, the Company had 11,500,000 Public Warrants and 8,900,000 Private Placement Warrants outstanding.

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

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Note 10 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020, by level within the fair value hierarchy:

December 31, 2021		Significant	Significant
	Quoted Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Mutual funds	$232,320,939	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$14,375,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$14,774,000

December 31, 2020		Significant	Significant
	Quoted Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Mutual funds	$232,301,973	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$18,975,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$14,685,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the year ended December 31, 2021 there were no transfers to/from Levels 1, 2, and 3. During the period from August 20, 2020 (inception) through December 31, 2020, the estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in December 2020. There were no transfers during the year ended December 31, 2021.

Level 1 instruments include investments in mutual funds invested in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the consolidated statements of operations in each period.

The following table presents a summary of the changes in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, measured on a recurring basis.

For the year ended December 31, 2021
Derivative warrant liabilities at January 1, 2021	$14,685,000
Change in fair value of derivative warrant liabilities	89,000
Derivative warrant liabilities at December 31, 2021	$14,774,000

For the period from August 20, 2020 (inception) through December 31, 2020
Derivative warrant liabilities at August 20, 2020 (inception)	$—
Issuance of Public and Private Warrants	22,529,000
Transfer of Public Warrants to Level 1	(12,650,000)
Change in fair value of derivative warrant liabilities	4,806,000
Derivative warrant liabilities at December 31, 2020	$14,685,000

The initial fair value of the Public and Private Placement Warrants, issued concurrently and in connection with the Initial Public Offering, has been estimated using a Least Squares Monte Carlo Model, which is considered to be a Level 3 fair value measurement. As the path-dependent nature of the redemption provisions does not apply to the Private Placement warrants, the Company estimated the fair value using a Least Square Monte Carlo Model framework with significant assumptions including the price of the Company’s ordinary shares, risk-free rate, volatility, and term to the Company’s initial business combination.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of December 31,	As of December 31,
	2021	2020
Exercise price	$11.50	$11.50
IPO price	$10.00	$10.00
Implied share price range (or underlying asset price)	$10.03	$10.12
Volatility	20.60%	21.0%
Term (years)	5.50	5.70
Risk-free rate	1.30%	0.46%
Dividend yield	0.0%	0.0%

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date through the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that have not been disclosed in the consolidated financial statements.