Form 10-Q
period 2022-03-31
SPRING VALLEY ACQUISITION CORP.
filed 2022-04-29
CIK 1822966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of April 29, 2022, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SPRING VALLEY ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements

SPRING VALLEY ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash	$576,574	$985,114
Prepaid expenses	73,390	101,192
Total current assets	649,964	1,086,306
Investments held in Trust Account	232,344,333	232,320,939
Total Assets	$232,994,297	$233,407,245

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit:
Current liabilities:
Accounts payable	$109,931	$305,022
Accrued expenses	4,946,034	40,000
Total current liabilities	5,055,965	345,022
Derivative warrant liabilities	39,984,000	29,149,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total liabilities	53,089,965	37,544,022

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.10 per share	232,300,000	232,300,000

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(52,396,243)	(36,437,352)
Total shareholders' deficit	(52,395,668)	(36,436,777)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$232,994,297	$233,407,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPRING VALLEY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021

General and administrative expenses	$5,147,286	$299,060
Loss from operations	(5,147,286)	(299,060)

Other income (expenses):
Change in fair value of derivative warrant liabilities	(10,835,000)	9,028,000
Income from investments held in Trust Account	23,395	5,729
Net income (loss)	$(15,958,891)	$8,734,669

Weighted average shares outstanding of Class A ordinary shares	23,000,000	23,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$(0.56)	$0.30
Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.56)	$0.30

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPRING VALLEY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	5,750,000	$575	$—	$(36,437,352)	$(36,436,777)
Net loss	—	—	—	—	—	(15,958,891)	(15,958,890)
Balance - March 31, 2022 (Unaudited)	—	$—	5,750,000	$575	$—	$(52,396,243)	$(52,395,668)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	5,750,000	$575	$—	$(39,615,100)	$(39,614,525)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(25,000)	(25,000)
Net income	—	—	—	—	—	8,734,669	8,734,669
Balance - March 31, 2021 (Unaudited)	—	$—	5,750,000	$575	$—	$(30,905,431)	$(30,904,856)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPRING VALLEY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$(15,958,891)	$8,734,669
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	10,835,000	(9,028,000)
Income from investments held in Trust Account	(23,395)	(5,729)
Changes in operating assets and liabilities:
Prepaid expenses	27,803	64,998
Related party receivable	—	(25,000)
Accounts payable	(195,091)	—
Accrued expenses	4,906,034	37,148
Net cash used in operating activities	(408,540)	(221,914)

Cash Flows from Financing Activities:
Payment of offering costs	—	(25,000)
Net cash used in financing activities	—	(25,000)

Net change in cash	(408,540)	(246,914)

Cash - beginning of the period	985,114	1,906,348
Cash - ending of the period	$576,574	$1,659,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, searching for a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering, an amount of $232,300,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity and Going Concern Considerations

As of March 31, 2022, the Company had approximately $577,000 of cash held outside of the Trust Account and a working capital deficit of approximately $4.4 million.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 27, 2022, to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these condensed consolidated financial statements. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 27, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by May 27, 2022.

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Proposed Business Combination - NuScale Power, LLC

On December 13, 2021, the Company, Spring Valley Merger Sub, LLC, an Oregon limited liability company and wholly owned subsidiary (“Merger Sub”), and NuScale Power, LLC, an Oregon limited liability company (the “NuScale”), entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which, subject to obtaining the Acquiror Stockholder Approvals (as defined in the Merger Agreement), (i) Spring Valley will domesticate as a corporation in the State of Delaware and (ii) Merger Sub will be merged with and into NuScale (the “Merger,” together with the other transactions related thereto, the “Proposed Transactions”), with NuScale being the surviving entity following the Merger (the “Surviving Company”). Following the Merger, Spring Valley will be renamed NuScale Power Corporation and is expected to trade on The New York Stock Exchange under the ticker “SMR”. After the closing of the Merger, NuScale, as the Surviving Company, will continue to be held as a wholly controlled subsidiary of NuScale Power Corporation in a customary “Up-C” holding structure.

Refer to the Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2021, January 4, 2022, and April 4, 2022 for additional information.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 10, 2022 which contains the audited consolidated financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company include its wholly owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

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

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash and cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

Derivative Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging”, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. See Note 9 for further discussion of the pertinent terms of the Warrants and Note 10 for further discussion of the methodology used to determine the value of the Warrants.

Class A Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

liabilities are expensed as incurred and presented as non-operating expenses in the condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares are charged against their carrying value upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 or December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share calculated by dividing the net income (loss) by the weighted average of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 22,529,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

A reconciliation of net income (loss) per ordinary share is as follows:

	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$(12,767,113)	$(3,191,778)	$6,987,735	$1,746,934

Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net income (loss) per ordinary share	$(0.56)	$(0.56)	$0.30	$0.30

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed consolidated balance sheets, primarily due to their short-term nature except for derivative warrant liabilities (see Note 10).

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

Level 3: Unobservable inputs based on the Company's assessment of the assumptions that market participants would use in pricing the asset or liability.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

Note 4 - Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,900,000 Private Placement Warrants at a price of $1 per Private Placement Warrant, for an aggregate purchase price of $8,900,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Administrative Support Agreement

Commencing on November 23, 2020, the Company entered into an agreement to pay an affiliate of the Sponsor up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, $30,000 has been expensed related to the agreement. As of March 31, 2022 and December 31, 2021, the Company had accrued $50,000 and $40,000, respectively, for services in connection with such agreement on the accompanying condensed consolidated balance sheets.

Promissory Note - Related Party

On August 21, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, there was no outstanding amounts under the Promissory Note. Subsequent to the repayment, the facility was no longer available to the Company.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Commitments and Contingencies

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

Contingent Fees

The Company entered into a contingent fee arrangement with one of the Company's service providers in connection with the search for a prospective initial Business Combination. Per the arrangement, fees for services performed were contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, these fees were approximately $0 and $4.0 million, respectively.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 global pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, its results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed consolidated financial statements.

Note 7  - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

31, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares outstanding, which were all subject to possible redemption and classified outside of permanent equity in the consolidated balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(12,650,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(11,743,101)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	26,693,101
Class A ordinary shares subject to possible redemption	$232,300,000

Note 8 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and are classified as temporary equity.

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

Note 9 - Derivative Warrant Liabilities

As of March 31, 2022 and December 31, 2021, the Company had 11,500,000 Public Warrants and 8,900,000 Private Placement Warrants outstanding.

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

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, by level within the fair value hierarchy:

March 31, 2022		Significant	Significant
	Quoted Prices	Other	Other
	Markets	Observable	Unobservable
	in Active	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Mutual funds	$232,344,333	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$22,540,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$17,444,000	$—

December 31, 2021		Significant	Significant
	Quoted Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Mutual funds	$232,320,939	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$14,375,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$14,774,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement in January 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022.

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

For the three months ended March 31, 2022
Derivative warrant liabilities at January 1, 2022	$14,774,000
Transfer of Private Warrants to Level 2	(14,774,000)
Change in fair value of derivative warrant liabilities	—
Derivative warrant liabilities at March 31, 2022	$—

For the year ended December 31, 2021
Derivative warrant liabilities at January 1, 2021	$14,685,000
Change in fair value of derivative warrant liabilities	89,000
Derivative warrant liabilities at December 31, 2021	$14,774,000

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of
December 31, 2021
Exercise price	$11.50
IPO price	$10.00
Implied share price range (or underlying asset price)	$10.03
Volatility	20.60%
Term (years)	5.50
Risk-free rate	1.30%
Dividend yield	0.0%

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date through the date that the condensed consolidated financial statements were issued. Based upon this review, except as noted below the Company did not identify any subsequent events that have not been disclosed in the condensed consolidated financial statements.

Pipe Subscription Agreements

In connection with the execution of the Merger Agreement, on December 13, 2021, Spring Valley entered into separate subscription agreements (collectively, the “Initial Subscription Agreements”) with a number of investors (each, a “Subscriber” and collectively, the “Subscribers”), pursuant to which the Subscribers agreed to purchase, and Spring Valley agreed to sell to the Subscribers, an aggregate of 21,300,002 shares of Spring Valley Class A Common Stock, par value $0.0001 per share (“Spring Valley Class A Common Stock”), for an aggregate purchase price of $211,000,000, in a private placement (the “PIPE”). As previously reported in the Current Report on Form 8-K filed by Spring Valley on March 30, 2022, Spring Valley entered into an additional subscription agreement, dated March 29, 2022 (the “SailingStone Subscription Agreement”), with SailingStone Global Natural Resources Fund (“SailingStone”), pursuant to which SailingStone agreed to purchase 1,000,000 shares of Spring Valley Class A Common Stock for an aggregate purchase price of $10,000,000 (the “SailingStone PIPE Investment”).

On April 4, 2022, Spring Valley entered into a new subscription agreement (the “Additional Subscription Agreement”, collectively with the Initial Subscription Agreements and the SailingStone Subscription Agreement, the “Subscription Agreements”) with Nucor Corporation (“Nucor”), an “accredited investor” (as defined under the Securities Act), pursuant to which Nucor agreed to purchase 1,500,000 shares of Spring Valley Class A Common Stock for an aggregate purchase price of $15,000,000 (the “Additional PIPE Investment” and together with the Initial PIPE Investment and the SailingStone PIPE Investment, the “PIPE Investment”). The total anticipated proceeds from the PIPE Investment, after taking into account the Initial PIPE Investment, the SailingStone PIPE Investment and the Additional PIPE Investment, is $235,000,000.

The closing of the Additional Subscription Agreement is conditioned upon, among other things, customary closing conditions and the consummation of the Proposed Transactions.

Proxy Statement/Prospectus Effectiveness

On April 7, 2022, the the proxy statement/prospectus was declared effective and Spring Valley commenced with mailing the proxy materials to Spring Valley shareholders ahead of the Extraordinary General Meeting of Spring Valley shareholders on April 28, 2022.

SPRING VALLEY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amendment to Subscription Agreements

On April 11, 2022, Spring Valley and the subscribers to Spring Valley’s private placement of common stock in connection with its business combination with NuScale, entered into an amendment to the Initial Subscription Agreements (the “Amendment to Subscription Agreement”) to provide that the securities of the post-business combination company, NuScale Power Corporation, will be listed on the New York Stock Exchange ("NYSE").

Second Amendment to Merger Agreement

On April 14, 2022, Spring Valley, Merger Sub, and NuScale entered into an amendment (“Amendment No. 2”) to the Merger Agreement. Amendment No. 2 modifies the Merger Agreement and applicable exhibits to provide that the securities of NuScale Power will be listed on NYSE.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from the August 20, 2020 (inception) through March 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering and searching for a target, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income from the proceeds from the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2022, we had a net loss of approximately $16.0 million, which consisted of general and administrative expenses of approximately $5.1 million and changes in fair value of derivative warrant liabilities of approximately $10.8 million, offset by income from investments held in the Trust Account of approximately $23,000.

For the three months ended March 31, 2021, we had a net income of approximately $8.7 million, which consisted of changes in fair value of derivative warrant liabilities of $9,028,000, offset by income from investments held in the Trust Account of approximately $6,000, offset by general and administrative expenses of approximately $299,000.

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

As of March 31, 2022, we had cash held in the trust account of approximately $232.3 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of approximately $577,000. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Contingent Fees

We entered into a contingent fee arrangement with one of our service providers in connection with the search for a prospective initial Business Combination. Per the arrangement, fees for services performed were contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying balance sheets. As of March 31, 2022 and December 31, 2021, these fees were approximately $0 and $4.0 million, respectively.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies other than as noted below.

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

Class A Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders' equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders' equity section of our balance sheets.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 20,400,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of the evaluation date, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of November 27, 2020 and its annual financial statements for the period ended December 31, 2020, and its interim financial statements and notes as reported in its SEC filings for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as described below.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 10, 2022, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated as of November 23, 2020, among the Company and Cowen and Company, LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters. (1)
4.1	Warrant Agreement, dated as of November 23, 2020, between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Private Placement Warrants Purchase Agreement, dated as of November 23, 2020, between the Company and the Sponsor. (1)
10.2	Investment Management Trust Account Agreement, dated as of November 23, 2020, between Continental Stock Transfer & Trust Company and the Company. (1)
10.3	Registration and Shareholder Rights Agreement, dated as of November 23, 2020, between the Company and the Sponsor. (1)
10.4	Letter Agreement, dated as of November 23, 2020, between the Company, the Sponsor and each of the officers and directors of the Company. (1)
10.5	Administrative Services Agreement, dated as of November 23, 2020, between the Company and the Sponsor. (1)
10.6	Form of Subscription Agreement. (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 30, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 29, 2022 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRING VALLEY ACQUISITION CORP.

Date: April 29, 2022		/s/ Christopher Sorrells
	Name:	Christopher Sorrells
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2022		/s/ Jeffrey Schramm
	Name:	Jeffrey Schramm
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)