Form 10-Q
period 2022-06-30
NUSCALE POWER Corp
filed 2022-08-12
CIK 1822966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________
Commission file number 001-04321
______________________
NUSCALE POWER CORPORATION
(Exact name of registrant as specified in its charter)
______________________

Delaware			98-1588588
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

6650 SW Redwood Ln Suite 210	Portland	Oregon	97224
(Address of Principal Executive Offices)			(Zip Code)
(971) 371-1592
Registrant's telephone number, including area code
Robert Temple

6650 SW Redwood Lane
Suite 210
Portland	OR	97224
(Former name, former address and former fiscal year, if changed since last report)
Spring Valley Acquisition Corp., 2100 McKinney Ave., Suite 1675, Dallas, TX
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	SMR	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	SMR.WS	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had 42,494,708 Class A common shares, $0.0001 par value and 178,396,711 Class B common shares, $0.0001 par value issued and outstanding as of August 9, 2022.

Glossary

The definitions and abbreviations set forth below apply to the indicated terms used throughout this filing.

• “Class A common stock” refers to shares of Class A common stock, par value $0.0001 per share, of
NuScale Power Corporation
• “Class B common stock” refers to shares of Class B common stock, par value $0.0001 per share, of
NuScale Power Corporation, which represents the right to one vote per share and carries no economic rights.
• “Common Stock refers collectively to shares of Class A common stock and Class B common stock.
• “Closing” refers to the closing of the Merger.
• “DOE” refers to the U.S. Department of Energy.
• “EPCDA” refers to Engineering, Procurement, Construction Development Agreement
• “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.
• “Fluor” refers to Fluor Enterprises, Inc., a California corporation, which is wholly owned by Fluor
Corporation (NYSE: FLR).
• “G&A” refers to general and administrative expenses.
• “IPO” or “Initial Public Offering” refers to the initial public offering of Spring Valley, which closed on
November 27, 2020.
• “Legacy NuScale Equityholders” refers to the holders of NuScale LLC Units other than NuScale Power Corporation
• “Merger” refers to the merger of Merger Sub with and into NuScale LLC, with NuScale LLC as the surviving entity.
• “Merger Agreement” refers to the Agreement and Plan of Merger, dated as of December 13, 2021 (as amended, modified, supplemented or waived from time to time), by and among Spring Valley, Merger Sub and NuScale LLC.
• “Merger Sub” refers to Spring Valley Merger Sub, LLC, an Oregon limited liability company and a wholly owned subsidiary of Spring Valley.
• “MWe” refers to one million watts of electric power.
• “NPM” refers to NuScale Power Module™.
• “NRC” refers to the U.S. Nuclear Regulatory Commission.
• “NuScale Corp” refers to NuScale Power Corporation, a Delaware corporation and the combined company following the consummation of the Transaction, and its consolidated subsidiaries, including
NuScale LLC.
• “NuScale Corp Warrants” refers collectively to the Public Warrants and the Private Placement Warrants.
• “NuScale LLC” refers to NuScale Power, LLC, an Oregon limited liability company.
• “NuScale LLC Class A Units” refers to the Class A units of NuScale LLC issued to NuScale Corp immediately after the Closing.
• “NuScale LLC Class B Units” refers to non-voting, Class B units of NuScale LLC.
• “NuScale LLC Units” refers to the collective NuScale LLC limited liability company interests existing immediately after the Closing.
• “NYSE” means the New York Stock Exchange.
• “Organizational Documents” refers to the Certificate of Incorporation and the Bylaws of NuScale Power Corporation.
• “PIPE Investment” refers to the PIPE Investors’ purchase an aggregate of 23,700,002 shares of
Class A common stock at an aggregate cash purchase price of $235,000,000 pursuant to the Subscription
Agreements.
• “PIPE Investors” refers, collectively, to the institutional and accredited investors that made the PIPE
Investment.
• “Private Placement Warrants” refers to the 8,900,000 warrants to purchase Spring Valley Class A ordinary shares that were issued in a private placement concurrently with the IPO and converted in the Transaction into warrants to purchase Class A common shares.
• “Public Shareholder” refers to a holder of Spring Valley Class A ordinary shares sold in the IPO.
• “Public Warrants” refers to the 11,500,000 redeemable warrants issued in the IPO and converted in the Transaction into warrants to purchase Class A common shares.
• “R&D” refers to research and development.
• “SEC” refers to the United States Securities and Exchange Commission.
• “Securities Act” refers to the Securities Act of 1933, as amended.
• “SMR” means small modular reactor.
• “Sponsor” refers to Spring Valley Acquisition Sponsor, LLC, a Delaware limited liability company.
• “Sponsor Letter Agreement” refers to the sponsor letter agreement, dated as of December 13, 2021, by and among Sponsor Sub, Spring Valley and NuScale LLC.
• “Sponsor Sub” refers to SV Acquisition Sponsor Sub, LLC, a Delaware limited liability company.
• “Spring Valley” refers to Spring Valley Acquisition Corp., a special purpose acquisition company incorporated as a Cayman Islands exempt company.
• “Tax Receivable Agreement” or “TRA” refers to that certain tax receivable agreement entered into concurrent with the Closing by and among NuScale Corp, NuScale LLC and the Legacy NuScale
Equityholders.
• “Transaction” refers to the transactions contemplated by the Merger Agreement.
• “Units” refers to a unit which Spring Valley sold in the IPO consisting of one Spring Valley Class A ordinary share and one half of a Spring Valley Public Warrant.
• “U.S. GAAP” or “GAAP” refers to generally accepted accounting principles in the United States set forth in the opinions and pronouncements of the Financial Accounting Standards Board or such other principles as may be approved by a significant segment of the accounting profession in the United States, that are applicable to the circumstances as of the date of determination, consistently applied.

Part I - Financial Information
Item 1. Financial Statements
NuScale Power Corporation
Condensed Consolidated Balance Sheet

(in thousands)	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$350,823	$77,094
Prepaid expenses	7,670	4,147
Accounts receivable	15,001	4,833
Total current assets	373,494	86,074
Property, plant and equipment, net	5,325	4,960
In-process research and development	16,900	16,900
Intangible assets, net	1,148	1,236
Goodwill	8,255	8,255
Other assets	2,109	3,772
Total assets	$407,231	$121,197
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$24,135	$22,375
Accrued compensation	5,647	10,552
Convertible notes payable	—	14,041
Other accrued liabilities	657	1,440
Total current liabilities	30,439	48,408
Warrant liabilities	41,412	—
Noncurrent liabilities	2,848	2,976
Deferred revenue	794	1,415
Total liabilities	75,493	52,799
Mezzanine equity	—	2,140
Stockholders’ Equity
Convertible preferred units	—	819,694
Common units	—	28,184
Class A common stock, par value $0.0001 per share, 332,000,000 shares authorized, 42,028,341 shares issued and outstanding as of June 30, 2022	4	—
Class B common stock, par value $0.0001 per share, 179,000,000 shares authorized, 178,396,711 shares issued and outstanding as of June 30, 2022	18	—
Additional paid-in capital	221,379	—
Accumulated deficit	(158,771)	(781,620)
Total Stockholders’ Equity Excluding Noncontrolling Interests	62,630	66,258
Noncontrolling interests	269,108	—
Total Stockholders' Equity	331,738	66,258
Total Liabilities, Mezzanine Equity and Stockholders' Equity	$407,231	$121,197
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Operations

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$2,749	$372	$5,194	$1,036
Cost of sales	(1,739)	(245)	(2,944)	(651)
Gross margin	1,010	127	2,250	385
Research and development expenses	28,628	20,900	53,008	39,651
General and administrative expenses	15,443	10,893	25,963	18,838
Other expenses	9,605	9,280	19,793	19,301
Loss from operations	(52,666)	(40,946)	(96,514)	(77,405)
Department of Energy cost share	25,177	16,833	45,639	31,569
Change in fair value of warrant liabilities	6,120	—	6,120	—
Other cost share (interest expense)	(11)	(566)	2	(1,509)
Loss before income taxes	(21,380)	(24,679)	(44,753)	(47,345)
Provision (benefit) for income taxes	—	—	—	—
Net loss	(21,380)	(24,679)	(44,753)	(47,345)
Net loss attributable to legacy NuScale LLC holders prior to Transaction	(7,782)	—	(31,155)	—
Net loss attributable to noncontrolling interests	(11,005)	—	(11,005)	—
Net Loss Attributable to Class A Common Stockholders	$(2,593)	$(24,679)	$(2,593)	$(47,345)

Loss per Share of Class A Common Stock:
Basic and Diluted	$(0.06)	$—	$(0.06)	$—

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	42,028,341	—	42,028,341	—
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)							Common Stock
	Mezzanine Equity		Convertible Preferred Units		Common Units		Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balances at March 31, 2022 (unaudited)	6,000	$2,140	633,261	$819,694	11,671	$29,082	—	$—	—	$—	—	$(804,993)	$—	$43,783
Exercise of common unit options	—	—	—	—	836	377	—	—	—	—	—	—	—	377
Repurchase of common units	—	—	—	—	(15)	(3)	—	—	—	—	—	—	—	(3)
Issuance of treasury units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of equity award to liability award	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	338	—	—	—	—	773	—	—	1,111
Reverse recapitalization, net	(6,000)	(2,140)	(633,261)	(819,694)	(12,492)	(29,794)	42,028	4	178,397	18	220,606	656,597	280,113	307,850
Net loss attributable to legacy NuScale prior to Transaction	—	—	—	—	—	—						(7,782)		(7,782)
Net loss after the Transaction	—	—	—	—	—	—	—	—	—	—	—	(2,593)	(11,005)	(13,598)
Balances at June 30, 2022 (unaudited)	—	$—	—	$—	—	$—	42,028	$4	178,397	$18	221,379	$(158,771)	$269,108	$331,738

NuScale Power Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)							Common Stock
	Mezzanine Equity		Convertible Preferred Units		Common Units		Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2021	6,000	$2,140	633,261	$819,694	9,074	$28,184	—	$—	—	$—	—	$(781,620)	$—	$66,258
Exercise of common unit options	—	—	—	—	3,764	847	—	—	—	—	—	—	—	847
Repurchase of common units	—	—	—	—	(358)	(566)	—	—	—	—	—	—	—	(566)
Issuance of treasury units	—	—	—	—	12	20	—	—	—	—	—	—	—	20
Conversion of equity award to liability award	—	—	—	—	—	(50)	—	—	—	—	—	—	—	(50)
Equity-based compensation expense	—	—	—	—	—	1,359		—	—	—	773	—	—	2,132
Reverse recapitalization, net	(6,000)	(2,140)	(633,261)	(819,694)	(12,492)	(29,794)	42,028	4	178,397	18	220,606	656,597	280,113	307,850
Net loss attributable to legacy NuScale prior to Transaction	—	—	—	—	—	—	—	—	—	—	—	(31,155)	—	(31,155)
Net loss after the Transaction	—	—	—	—	—	—	—	—	—	—	—	(2,593)	(11,005)	(13,598)
Balances at June 30, 2022 (unaudited)	—	$—	—	$—	—	$—	42,028	$4	178,397	$18	221,379	$(158,771)	$269,108	$331,738

NuScale Power Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)
	Mezzanine		Convertible Preferred Units		Common Units		Accumulated Deficit	Total Stockholders’ Equity
	Units	Amount	Units	Amount	Units	Amount
Balances at March 31, 2021 (unaudited)	6,000	$2,140	563,843	$669,628	5,529	$24,032	$(701,793)	$(8,133)
Sale of convertible preferred units	—	—	27,396	58,040	—	—	—	58,040
Issuance of convertible preferred units	—	—	—	—	—	—	—	—
Exercise of common unit options	—	—	—	—	2,587	383	—	383
Issuance of treasury shares	—	—	—	—	66	73	—	73
Equity-based compensation expense	—	—	—	—	—	1,066	—	1,066
Net loss	—	—	—	—	—	—	(24,679)	(24,679)
Balances at June 30, 2021 (unaudited)	6,000	$2,140	591,239	$727,668	8,182	$25,554	$(726,472)	$26,750

(in thousands)
	Mezzanine		Convertible Preferred Units		Common Units		Accumulated Deficit	Total Stockholders’ Equity
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2020	6,000	$2,140	542,729	$629,089	5,492	$20,899	$(679,127)	$(29,139)
Sale of convertible preferred units	—	—	48,490	98,540	—	—	—	98,540
Issuance of convertible preferred units	—	—	20	39	—	—	—	39
Exercise of common unit options	—	—	—	—	2,624	394	—	394
Issuance of treasury shares	—	—	—	—	66	73	—	73
Equity-based compensation expense	—	—	—	—	—	4,188	—	4,188
Net loss	—	—	—	—	—	—	(47,345)	(47,345)
Balances at June 30, 2021 (unaudited)	6,000	$2,140	591,239	$727,668	8,182	$25,554	$(726,472)	$26,750
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)	Six months ended
	June 30,
	2022	2021
OPERATING CASH FLOW
Net loss	$(44,753)	$(47,345)
Adjustments to reconcile net loss to operating cash flow:
Depreciation	1,215	1,014
Amortization of intangibles	89	89
Equity-based compensation expense	2,132	4,188
Change in fair value of warrant liabilities	(6,120)	—
Net noncash change in right of use assets and lease liabilities	803	754
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,597)	426
Accounts receivable	(10,168)	(7,728)
Accounts payable and accrued expenses	1,789	(555)
Lease liability	(812)	(896)
Deferred DOE cost share	(104)	426
Deferred revenue	(621)	65
Accrued compensation	(4,905)	(1,116)
Net cash used in operating activities	(64,052)	(50,678)
INVESTING CASH FLOW
Purchases of property, plant and equipment	(1,581)	(437)
Net cash used in investing activities	(1,581)	(437)
FINANCING CASH FLOW
Proceeds from Transaction, net	341,462	—
Payments of Transaction costs	(2,401)	—
Proceeds from debt issuance	—	27,200
Repayment of debt	—	(47,200)
Proceeds from sale of convertible preferred units	—	100,500
Proceeds from exercise of common unit options	847	394
Repurchase of common units	(566)	—
Issuance of treasury units	20	73
Net cash provided by financing activities	339,362	80,967
Net increase in cash and cash equivalents	273,729	29,852
Cash and cash equivalents:
Beginning of period	77,094	4,864
End of period	$350,823	$34,716
Summary of noncash investing and financing activities:
Assumption of Transaction warrant liabilities	47,532	—
Debt converted to equity	14,181	—
Conversion of equity options to liability award	50	—
Conversion of accounts payable to convertible preferred units	—	39
Equity issuance fees	—	1,960
Supplemental disclosures of cash flow information:
Cash paid for interest	—	1,478
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

1.Nature of Business
Organization and Operations
NuScale Power Corporation (“NuScale Corp” or the “Company”), is commercializing a modular, scalable 77 megawatt electric (gross) light water reactor nuclear power plant using exclusive rights to a nuclear power plant design obtained from Oregon State University. The Company is majority owned by Fluor Enterprises, Inc. (“Fluor”), a subsidiary of Fluor Corporation.
2.Merger Transaction
Merger with Spring Valley

In December 2021, NuScale LLC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spring Valley Acquisition Corp. (“Spring Valley”) and Spring Valley Merger Sub, LLC (“Merger Sub”), a wholly owned subsidiary of Spring Valley. Pursuant to the Merger Agreement, Merger Sub merged with and into NuScale LLC (the “Merger”), with NuScale LLC surviving the Merger (the “Surviving Company”), Spring Valley being renamed NuScale Power Corporation, and NuScale LLC continuing to be held as a wholly controlled subsidiary of NuScale Power Corporation in an “Up-C” structure. On May 2, 2022, the Merger Agreement and Merger (collectively the “Transaction”) was completed.

The Transaction is shown as a reverse recapitalization under GAAP. Spring Valley is the acquired company, with NuScale LLC treated as the acquirer. This determination reflects Legacy NuScale Equityholders holding a majority of the voting power of NuScale Corp, NuScale LLC’s pre-merger operations being the majority post-merger operations of NuScale Corp, and NuScale LLC’s management team retaining similar roles at NuScale Corp. Accordingly, although Spring Valley is the legal parent company, GAAP dictates that the financial statements of NuScale Corp will represent a continuation of NuScale LLC’s operations, with the Transaction being treated as though NuScale LLC issued ownership interests for Spring Valley, accompanied by a recapitalization. The net assets of NuScale LLC are stated at historical cost, with no incremental goodwill or other intangible assets recorded for the effects of the Transaction with Spring Valley.

The following table provides the historical cost of the assets and liabilities assumed as a result of the Transaction:

Cash	$341,462
Warrant liabilities	(47,532)
Total net assets	$293,930

In connection with the Transaction, each Convertible Preferred Unit of the NuScale LLC was converted into common units using an exchange ratio, and each NuScale LLC common unit holder received a certain number of Surviving Company Class B common units and non-economic voting shares of NuScale Corp Class B common stock based on an exchange ratio. Holders of Surviving Company Class B common units have the right to exchange each Surviving Company Class B common unit they hold, together with the cancellation for no consideration of one share of NuScale Corp Class B common stock, par value $0.0001, for one share of NuScale Corp Class A common stock, par value $0.0001, (or cash), subject to certain restrictions.

Further, in connection with the Merger Agreement, Spring Valley also entered into Subscription Agreements with PIPE Investors to purchase shares of NuScale Power Corporation Class A common stock. These investments were contingent on the closing of the Transaction. Additionally, $30,000 of these investments were contingent on the entry into definitive documents between the investor, Fluor Corporation and NuScale LLC with respect to certain ancillary commercial arrangements, which were satisfied in February 2022. As of June 30, 2022, these investors purchased 23,700,002 shares of Class A common stock for an aggregate amount of $235,000.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

Finally, in connection with the Transaction, the convertible loan held by Fluor, identified in the December 31, 2021 balance sheet as convertible note payable, was converted into 8,257,560 NuScale LLC Class B units in April 2022 (which then received Surviving Company common units and non-economic voting shares of NuScale Power Corporation Class B common stock).

The Transaction resulted in NuScale LLC receiving cash in the amount of $341,462, consisting of $235,000 in PIPE funding and $145,525 in cash in trust, partially offset by transaction costs of $39,063.

The following summarizes the Common Stock outstanding immediately following the Transaction, on May 3, 2022:

	Shares	%
Spring Valley Class A Shareholders	14,400,369	6.5%
Spring Valley Founders (B)	3,871,009	1.8%
Total Spring Valley	18,271,378	8.3%
Legacy NuScale Equityholders	178,396,711	81.0%
PIPE Shares	23,700,002	10.8%
Total Shares at Closing (excluding shares below)	220,368,091	100.0%

Remaining NuScale Consideration Shares - upon Exercise of NuScale Corp Options	14,742,933
Other - Earn Out Shares (A)	1,643,924
Total Shares	236,754,948

(A) Spring Valley Founders also receive “Earn Out Shares”, should certain criteria be met. Fifty percent of the Earn Out Shares vest, pursuant to the Sponsor Letter Agreement, if NuScale Corp trades at $12.00 per share or higher over any 20 trading days within a 30-day window during the 60 months following the closing and the dollar volume-weighted average price (“VWAP”) is greater than or equal to $12.00 per share. The remainder of the Earn Out Shares vest if NuScale Corp trades at $14.00 per share or higher over any 20 trading days within a 30-day window during the 60 months following the closing and the VWAP is greater than or equal to $14.00 per share.

(B) Includes an aggregate of 120,000 Spring Valley Class B ordinary shares that were issued to Spring Valley’s independent directors.
Earn Out Shares

The Company has excluded Earn Out Shares in the calculation of the ownership interests in NuScale LLC as the Earn Out Shares are subject to forfeiture if the achievement of certain stock price thresholds are not met within five years of the Transaction. To the extent these price thresholds are met, the Earn Out Shares will no longer be subject to forfeiture and the units will then be included in the calculation of the ownership interests in NuScale Corp.

Warrants

The Private Placement Warrants and the Public Warrants (collectively the “Warrants”) are included on the balance sheet as Warrant liabilities. We are required to measure the fair value of the Warrants at the end of each reporting period. See note 5 for the rights of the Warrant holders and note 6 for the valuation methodology.

Tax Receivable Agreements

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Upon consummation of the Transaction, as part of the Up-C structure, substantially all of the assets of the combined company are held by NuScale LLC, and NuScale Corp’s only asset is its equity interest in NuScale LLC. NuScale Corp entered into a Tax Receivable Agreement (“TRA”) with NuScale LLC, each of the TRA Holders (as defined in the TRA), and Fluor, in its capacity as TRA Representative. Pursuant to the TRA, NuScale Corp must pay 85% of the net cash tax savings from certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of any increases in tax basis and other tax benefits resulting from any exchange by the TRA holders of NuScale LLC Class B units for shares of Class A common stock or cash in the future.

NuScale Corp will benefit from the remaining 15% of cash tax savings, if any, realized as a result of such tax benefits. Cash tax savings will be computed by comparing NuScale Corp’s actual income tax liability to the amount of such taxes that NuScale Corp would have been required to pay had there been no increase to the tax basis of its assets as a result of the Transaction or the exchanges and had NuScale Corp not entered into the TRA (calculated by making certain assumptions).

As of June 30, 2022, there have been no exchanges of Class B units for shares of Class A common stock or cash. NuScale Corp maintains a full valuation allowance and no liability related to the projection obligation under the TRA has been recorded.
3.Summary of Significant Accounting Policies

Basis of Presentation
The Company’s unaudited condensed consolidated financial statements and related notes do not include notes and certain financial information normally presented annually under U.S. GAAP (“GAAP”), and therefore should be read in conjunction with the 2021 audited financial statements of NuScale LLC, and the notes thereto. Accounting measures at interim dates inherently involve greater reliance on estimates than at year-end. Although such estimates are based on management’s most recent assessment of the underlying facts and circumstances utilizing the most current information available, our reported results of operations may not necessarily be indicative of results that we expect for the full year.
These financial statements are unaudited. In management’s opinion, they contain all adjustments of a normal recurring nature which are necessary to present fairly our financial position and our operating results as of and for the interim periods presented.

Principles of Consolidation

As part of the Transaction, NuScale Corp has been determined to be the primary beneficiary of NuScale Power, LLC (“NuScale LLC”), a variable interest entity (“VIE”). As the sole managing member of NuScale LLC, NuScale Corp, has both the power to direct the activities, and direct ownership to share in the revenues and expenses of NuScale LLC. As such, all the activity of NuScale LLC has been consolidated in the accompanying condensed consolidated financial statements. All assets and liabilities included in the balance sheet are that of NuScale LLC, other than the NuScale Corp Warrants. All significant intercompany transactions have been eliminated upon consolidation.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging”, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The fair value of the Public and Private Placement Warrants has been estimated using the Public Warrants’ quoted market price. See note 5 for further discussion of the pertinent terms of the Warrants and note 6 for further discussion of the methodology used to determine the value of the Warrants.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Income Taxes

NuScale Corp accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change.

The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. Once identified, the Company will recognize penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations.

NuScale LLC is a limited liability company treated as a partnership for U.S. federal income tax purposes that is not subject to U.S. federal income tax. As such, its net taxable income or loss and any related tax credits are allocated to its members.
4.Noncontrolling Interests and Loss Per Share
Noncontrolling Interests

Following the Transaction, holders of Class A common stock own direct controlling interest in the results of the combined entity, while the Legacy NuScale Equityholders own an economic interest in NuScale LLC, shown as noncontrolling interests (“NCI”) in equity in NuScale Corp’s condensed consolidated financial statements. The indirect economic interests are held by Legacy NuScale Equityholders in the form of NuScale LLC Class B Units. The following table summarizes the economic interests of NuScale Power Corporation between the holders of Class A common stock and indirect economic interests held by NuScale LLC Class B unitholders as of June 30, 2022:

	June 30, 2022	% of Economic Interests
NuScale Corp Class A common stock	42,028,341	19.1%
NuScale LLC Class B Units (NCI)	178,396,711	80.9%
	220,425,052	100.0%
The NCI may decrease according to the number of shares of Class B common stock and NuScale LLC Class B units that are exchanged for shares of Class A common stock or, in certain circumstances including at the election of NuScale Corp, cash in an amount equal to the fair value of Class A common stock received in a contemporaneous equity issuance. The calculation of NCI is based on the net assets of NuScale Corp following the completion of the Transaction.

Loss Per Share

Prior to the Transaction, the membership structure of NuScale LLC included units that had profit interests. The Company analyzed the calculation of net loss per unit for periods prior to the Transaction and determined that it

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
resulted in values that would not be meaningful to the readers of these financial statements. Therefore, net loss per unit information has not been presented for periods prior to May 2, 2022.

As discussed in Note 2, the Company has issued Earn Out Shares, that are subject to forfeiture if the achievement of certain stock price thresholds are not met. In accordance with GAAP, Earn Out Shares are excluded from weighted-average shares outstanding to calculate basic earnings (loss) per share as they are considered contingently issuable shares due to their potential forfeiture. Earn Out Shares will be included in weighted-average shares outstanding to calculate basic earnings (loss) per share as of the date their stock price thresholds are met and they are no longer subject to forfeiture.
Basic loss per share is based on the average number of shares of Class A common stock outstanding during the period. Diluted loss per share is based on the average number of shares of Class A common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of RSUs, Stock Options, Warrants and Earn Out Shares, if any, using the “treasury stock” method and for all other interests that convert into potential shares of Class A common stock, if any, using the “if converted” method. Net loss attributable to Class A common stockholders for diluted loss per share is adjusted for the Company’s share of NuScale LLC’s net loss, net of NuScale Corp taxes, after giving effect to all other interests that convert into potential shares of Class A common stock, to the extent it is dilutive. In addition, net loss attributable to Class A common stockholders for diluted loss per share is adjusted for the after-tax impact of changes to the fair value of derivative liabilities, to the extent the Company’s Warrants are dilutive.

The following table sets forth the computation of basic and diluted net loss per share of Class A common stock and represents the period from May 3, 2022 to June 30, 2022, the period where the Company had Class A and Class B common stock outstanding. Class B common stock represents a right to cast one vote per share at the NuScale Corp level, and carry no economic rights, including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted loss per share. As such, basic and diluted loss per share of Class B common stock has not been presented.

Three Months Ended June 30, 2022
Net loss attributable to Class A common stockholders	$(2,593)
Weighted-average shares for basic and diluted loss per share	42,028,341
Basic and Diluted loss per share of Class A common stock	$(0.06)
Anti-dilutive securities excluded from shares outstanding:
Class B common shares	178,396,711
Stock options and RSUs	14,742,933
Warrants	20,400,000
Earn Out	1,643,924
Total	215,183,568

5.Warrant Liabilities
As of June 30, 2022, the Company had 11,500,000 Public Warrants and 8,900,000 Private Placement Warrants outstanding.

Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants are currently exercisable and will expire five years from the date of the Transaction or earlier upon redemption or liquidation.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Redemption of Warrants when the price per share of Class A common stock equals or exceeds $18.00. The Company may redeem the outstanding Warrants (except as described with respect to the Private Placement Warrants):
•in whole and not in part;
•at a price of $0.01 per Warrant;
•upon a minimum of 30 days’ prior written notice of redemption to each Warrant holder; and
•if the closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the Warrant holders.

If and when the Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants when the price per share of Class A common stock equals or exceeds $10.00. The Company may redeem the outstanding warrants:
•in whole and not in part;
•at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the fair market value of the Class A common stock;
•if, and only if, the closing price of the Class A common stock equals or exceeds $10.00 per public share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the Warrant holders; and
•if the closing price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants.

If the Company calls the Public Warrants for redemption, as described above, the exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger, or consolidation.

Beginning with the 30th day following the Transaction, the Private Placement Warrants became almost identical to the Public Warrants underlying the Units sold in the Spring Valley Initial Public Offering. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
6.Fair Value Measurement
The Company measures certain financial assets and liabilities at fair value. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Company uses a three-level hierarchy, which prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach).
The levels of hierarchy are described below:
Level 1 Quoted prices in active markets for identical instruments;
Level 2 Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Level 3 Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Financial assets and liabilities are classified in their entirety based on the most stringent level of input that is significant to the fair value measurement.
The carrying amount of certain financial instruments, including deposits, accounts payable, accrued expenses and convertible notes payable approximates fair value due to their short maturities.

Our Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in fair value of the Warrants are recorded in the statement of operations each period. Due to the similarity of the features of the Public and Private Warrants, management has concluded that the price of the Public Warrants would be used in the valuation of the Private Placement Warrants. However, since the two types of Warrants are not identical and the Private Warrants are not actively traded, we have classified the Private Placement Warrants as Level 2, while the Public Warrants are classified as Level 1.

The following table represents the Company’s financial liabilities measured at fair value on a recurring basis as of June 30, 2022:

(in thousands)	Level 1	Level 2	Level 3	Total
Warrant Liabilities:
Public Warrants	$23,345	$—	$—	$23,345
Private Placement Warrants	—	18,067	—	18,067
Total Warrant Liabilities as of June 30, 2022	$23,345	$18,067	$—	$41,412
7.Accounts Receivable
Accounts receivable includes reimbursement requests outstanding from the DOE awards and are recognized as eligible costs are incurred. At June 30, 2022 and December 31, 2021, accounts receivable are presented net of $1,776 and $10,237, respectively, of related deferred DOE cost share liabilities that have the right of offset. Reimbursement under the awards are included in Department of Energy Cost Share in the Statement of Operations.
8.Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Furniture and fixtures	$173	$173
Office and computer equipment	7,082	5,638
Software	16,487	15,227
Test equipment	347	347
Leasehold improvements	2,689	2,689
	26,778	24,074
Less: Accumulated depreciation	(21,847)	(20,632)
Add: Assets under development	394	1,518
Net property, plant and equipment	$5,325	$4,960

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
9.Notes Payable
Convertible Note Payable
In September 2011, NuScale entered into a convertible loan agreement with Fluor in the amount of $10,281 with an original maturity date of September 30, 2013, which was extended annually. The debt was convertible at Fluor’s option at the original issue price per unit of the Company’s next round of financing securities amounting to no less than $16,000.
In April 2022, Fluor elected to convert all of its outstanding debt, totaling $14,181, into 8,257,560 NuScale LLC common units (which then received Surviving Company common units and non-economic voting shares of NuScale Corp Class B common stock) at a price per unit of $9.91, which is equivalent to the PIPE price per unit received in conjunction with the Transaction.

Other Notes Payable

In January, 2021, NuScale signed a Line of Credit Promissory Note with Fluor in the amount of $30,000. Fluor advanced the Company $27,200 under this agreement all of which was repaid in June 2021. This Line of Credit Promissory Note expired at December 31, 2021.
10.Employee Benefits
401(k) Plan
The Company sponsors a defined contribution 401(k) Plan with contributions to be made at the sole discretion of the management. Under the provisions of the 401(k) Plan, the Company matches the employees’ contributions for the first 3% of compensation and matches 50% of the employees’ contributions for the next 2% of compensation. The expense recorded for the 401(k) Plan was $495 and $488 for the three months ended June 30, 2022 and 2021, respectively, and $1,167 and $913 for the six months ended June 30, 2022 and 2021, respectively.
11.Income Taxes
NuScale LLC was historically and remains a partnership for U.S. federal income tax purposes with each partner being separately taxed on its share of taxable income or loss. NuScale Corp is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of any net taxable income or loss and any related tax credits of NuScale LLC.

The effective tax rate was 0% for the three months ended June 30, 2022. The effective income tax rate for the three months ended June 30, 2022 differed significantly from the statutory rates, primarily due to the losses allocated to NCI and the recognition of a valuation allowance as a result of the Company’s new tax structure following the Transaction.

Income tax expense recorded in the three months ended June 30, 2022 represents amounts owed to state authorities due to the change in corporate taxpayer status following the Transaction.

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at NuScale Corp as of June 30, 2022, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state and local income tax returns are currently under examination by the respective taxing authorities.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
12.Equity-Based Compensation

Options to purchase common units of NuScale LLC under the Fourth Amended and Restated Equity Incentive Plan of NuScale LLC (the “Legacy Plan”) were granted, before completion of the Transaction, at an exercise price equal to the fair market value of the NuScale LLC’s common units at the date of grant. In connection with the Transaction, all outstanding options to purchase NuScale LLC common units converted into options to purchase 14,742,933 NuScale Corp Class A common stock. Shares underlying those options, and an additional 17,760,961 shares of Class A common stock issuable under the Company’s 2022 long-term incentive plan, were registered on a registration statement on Form S-8, filed with the SEC on July 5, 2022. Except with respect to equity awards outstanding as of the Transaction, the Legacy Plan terminated on May 2, 2022, and no further equity awards will be made, or have been made since, under the Legacy Plan.
The following table summarizes the activity relating to the Legacy Plan of NuScale LLC (historical NuScale LLC units adjusted using the exchange ratio):

Share Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	15,393,670	$3.64
Granted	208,013	9.53
Exercised	(775,094)	1.22
Forfeited	(38,797)	6.80
Expired	(44,859)	3.24
Outstanding at June 30, 2022	14,742,933	3.87
Exercisable at June 30, 2022	12,721,473	3.41

The total compensation expense recognized for common share options vested during the three months ended June 30, 2022 and 2021 was $1,111 and $1,066, respectively, and $2,132 and $4,188 for the six months ended June 30, 2022 and 2021, respectively. This includes G&A expense of $399 and other expense of $712 for the three months ended June 30, 2022 and $520 of G&A expense and $546 in other expense for the three months ended June 30, 2021. The six months ended June 30, 2022 and 2021 include G&A expense of $843 and $2,179, respectively, and other expense of $1,289 and $2,009, respectively.

The Company measures the fair value of each unit option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the six months ended June 30, 2022 was $6.29. The following assumptions were used in determining the fair value of options granted during the six months ended June 30:

2022
Risk-free interest rate	1.44%
Expected dividend yield	NA
Expected option life	6.25 years
Expected price volatility	73.98%
Common Unit Appreciation Rights
In April 2013, the Company granted its Chief Executive Officer 1,000,000 NuScale LLC common unit appreciation rights (“UARs”). The UARs vested one-third each year on the anniversary of the grant date. Upon exercise of a UAR, the holder will receive common units equal to the excess of the fair value of the common units over the strike price of $0.11 at the grant date multiplied by the number of rights exercised and divided by the fair value of the common unit upon exercise.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
In February 2022, the Board of Managers approved a $1,540 cash payment (paid during the three months ended June 30, 2022) in lieu of equity issuance related to the UARs, which triggered recognition of $1,490 of equity-based compensation expense, included in G&A.
13.Related Party Transactions
From time to time, the Company enters into strategic agreements with Fluor, whereby Fluor or NuScale perform services for one another. For the three months ended June 30, 2022 and 2021, NuScale incurred expenses of $5,571 and $2,303, respectively, while for the six months ended June 30, 2022 and 2021, NuScale incurred expenses of $9,172 and $5,496, respectively. As of June 30, 2022 and December 31, 2021, NuScale owes Fluor, as accounts payable, amounts totaling $3,524 and $3,731, respectively. For the three months ended June 30, 2022 and 2021, NuScale earned revenue of $1,956 and $254, respectively, and for the six months ended June 30, 2022 and 2021, NuScale earned $3,517 and $695, respectively. In addition, at June 30, 2022 and December 31, 2021, the Company owes Fluor, as a noncurrent liability, $2,765.
14.Commitments and Contingencies
In the regular course of business, the Company is involved in various legal proceedings and claims incidental to the normal course of business. Additionally, we are involved in various legal proceedings and claims relating to the Transaction with Spring Valley. Management does not believe that resolution of any of these matters will materially affect the Company’s financial position or results of operations.

In conjunction with Utah Associated Municipal Power Systems (“UAMPS”) Award 8935, we entered into a Development Cost Reimbursement Agreement (“DCRA”), pursuant to which we are developing the NRC license application and performing other site licensing and development activities. Under the DCRA, we may be obligated to refund to UAMPS a percentage of its net development costs up to a specified cap, which varies based on the stage of project development, if certain performance criteria are not met. The maximum reimbursement based on the current stage of project development is $57,000. As of June 30, 2022 the net development costs incurred by UAMPS totaled $13,024.

Under this agreement, the Company is required to have credit support to fund the amount of its potential reimbursement of these net development costs. The Company is currently using a demand deposit account as collateral for a $15,000 letter of credit covering the total net development costs outstanding at June 30, 2022. This demand deposit account must maintain a minimum amount equal to 105% of the aggregate amount available to be drawn under all letters of credit outstanding.

We are currently in compliance, and expect to remain in compliance, with all related performance criteria.
15.Subsequent Events
An evaluation of subsequent events has been performed through the date that the financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of NuScale Power Corporation (“NuScale Corp”) should be read together with our NuScale LLC financial statements as of and for the years ended December 31, 2021 and 2020 and NuScale Corp unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 and 2021, together with related notes thereto. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. Unless the context otherwise requires, references in this section to “NuScale LLC,” “us,” “our” or “we” refer to NuScale Power, LLC prior to the Transaction, and to NuScale Power, Corporation (“NuScale Corp”) following the consummation of the Transaction.
Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position and business strategy and the expectations, beliefs, intentions, plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “continue,” “could,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “will,” “would,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:
•our financial and business performance, including financial projections and business metrics;
•the ability to maintain the listing of the Class A Common Stock on the NYSE, and the potential liquidity and trading of such securities;
•the ability to obtain regulatory approvals to deploy our SMRs in the United States and abroad;
•changes in applicable laws or regulations;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•forecasts regarding end-customer adoption rates and demand for our products in markets that are new and rapidly evolving;
•macroeconomic conditions;
•availability of a limited number of suppliers for our products and services;
•increases in costs, disruption of supply, or shortage of materials;
•our dependence on a small number of customers, and failure to add new customers or expand sales to existing customers;
•substantial regulations, which are evolving, and unfavorable changes or failure by us to comply with these regulations;
•product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims;
•changes to United States trade policies, including new tariffs or the renegotiation or termination of existing trade agreements or treaties;
•various environmental and safety laws and regulations that could impose substantial costs on us and negatively impact the ability of our suppliers to operate their manufacturing facilities and of our customers to own and operate our plants;
•outages and disruptions of our services if we fail to maintain adequate security and supporting infrastructure as we scale our information technology systems;
•availability of additional capital to support business growth;
•failure to protect our intellectual property;
•intellectual property rights claims by third parties, which could be costly to defend, related significant damages and resulting limits on our ability to use certain technologies;
•developments and projections relating to our competitors and industry;
•our anticipated growth rates and market opportunities;
•the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements;
•the potential for our business development efforts to maximize the potential value of our portfolio;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•the inability to develop and maintain effective internal controls;

•failure to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;
•cyber-attacks and security vulnerabilities; and
•COVID-19 and other pandemics, including their effect on the foregoing.

Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. Many factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, and there can be no assurance that future developments affecting us will be those we have anticipated. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Risk Factors” in this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 outbreak and there may be additional risks that we currently consider immaterial, or which are unknown. It is not possible to predict or identify all such risks. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. No person should take any statement regarding past trends or activities as a representation that the trends or activities will continue in the future.

Overview
Our mission is to provide scalable advanced nuclear technology for the production of electricity, heat, and clean water to improve the quality of life for people around the world. We are changing the power that changes the world by creating an energy source that is smarter, cleaner, safer and cost competitive.
Our small modular reactor (“SMR”), known as NuScale Power Module (“NPM”), provides a scalable power plant solution incorporating enhanced safety, improved affordability and extended flexibility for diverse electrical and process heat applications. Our scalable design provides carbon-free energy and at a reduced cost when compared with gigawatt-sized nuclear facilities.
Since our founding in 2007, we have made significant progress towards commercializing the first SMR in the United States. In 2017, we submitted our Design Certification Application (“DCA”) to the U.S. Nuclear Regulatory Commission (“NRC”). On August 28, 2020, the NRC issued its Final Safety Evaluation Report, representing the NRC’s completion of its technical review. On September 11, 2020 the NRC issued its Standard Design Approval (“SDA”) of our NPM and scalable plant design. With this phase of NuScale LLC’s DCA now complete, customers may proceed with plans to develop NuScale power plants with the understanding that the NRC has approved the safety aspects of the NPM and plant design. We expect our operating losses and negative operating cash flow to grow until the commercialization of the NPM. On July 29, 2022, the NRC directed the staff to issue a final rule that certifies NuScale LLC’s SMR design for use in the United States. The certification’s effective date is 30 days after NRC publishes the rule in the Federal Register.
Merger Transaction
Merger

On May 2, 2022, we completed a merger (the “Merger”) with NuScale LLC pursuant to the Agreement and Plan of Merger dated December 13, 2021 (as amended, modified, supplemented or waived, the “Merger Agreement”) between NuScale Corp (formerly Spring Valley Acquisition Corp.), NuScale LLC and Spring Valley Merger Sub, LLC, a wholly owned subsidiary of NuScale Corp (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub would be merged with and into NuScale LLC (the “Merger”), with NuScale LLC surviving the Merger (the “Surviving Company”), Spring Valley Acquisition Corp being renamed NuScale Power Corporation, and NuScale LLC continuing to be held as a wholly controlled subsidiary of NuScale Power Corporation in an “Up-C” structure. On May 2, 2022, the transaction contemplated by the Merger Agreement, including the Merger (collectively the “Transaction”), was completed.

The Transaction was accounted for as a reverse recapitalization as provided under GAAP. NuScale Corp is the acquired company, with NuScale LLC treated as the acquirer. This determination reflects Legacy NuScale Equityholders holding a majority of the voting power of NuScale Corp, NuScale LLC’s pre-merger operations being the majority post-merger operations of NuScale Corp, and NuScale LLC’s management team retaining similar roles at NuScale Corp. Accordingly, although NuScale Corp is the legal parent company, GAAP dictates that the financial statements of NuScale Corp will represent a continuation of NuScale LLC’s operations, with the Transaction being treated as though NuScale LLC issued ownership interests for NuScale Corp, accompanied by a recapitalization. The net assets of NuScale LLC are stated at historical cost, with no incremental goodwill or other intangible assets recorded for the effects of the Merger with Spring Valley.

The following table provides the historical cost of the assets and liabilities assumed as a result of the transaction:

Cash	$341,462
Warrant liabilities	(47,532)
Total net assets	$293,930
Key Factors Affecting Our Prospects and Future Results
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including competition from carbon-based and other non-carbon-based energy generators, the risk of perceived safety issues and their consequences for our reputation and the other factors discussed under the section titled “Risk Factors” in Part II, 1A of this filing. We believe the factors described below are key to our success.
Commencing and Expanding Commercial Launch Operations
In September 2020, we became the first and only company to receive NRC SDA for an SMR. We believe our commercialization activities are being completed at a pace that can support delivery of modules to a client site as early as 2027. We have an agreement in place with UAMPS to deploy a NuScale 6-module power plant at the DOE’s Idaho National Laboratory as part of UAMPS’ Carbon Free Power Project (“CFPP”). Commercial operation of that power plant is slated for 2029. In November 2021, we signed a teaming agreement with S.N. Nuclearelectrica S.A., an entity that operates under the authority of the Romanian Ministry of Energy, to advance the deployment of our NPMs to Romania. Under the teaming agreement, we will evaluate activities associated with the planning, siting and licensing of our NuScale power plant technology at a site that is the location of an existing coal-fueled electricity plant. We expect the site in Romania to use six modules and to be commercially operable by 2028.

We have over 100 potential target customers, including, in addition to UAMPS, ten customers across seven countries that we consider highly interested customers who are considering an NPM power plant deployment in the late 2020s or early 2030s. We believe the long lead-time involved with siting an SMR, the number of customers in our pipeline and the work being performed by these potential customers involving a NuScale deployment project bode well for our potential future success.
Regulatory Approvals
We expect to submit an application to the NRC for our latest power enhanced design. If approved, the licensed output of our NPM will be raised from 50 MWe to 77 MWe. Approval of the design, which could come in 2024, would increase the cost-competitiveness of our NPM, and we consider obtaining such approval a critical milestone.

Other factors that we believe are critical to our future success are country-level approvals of our NPM design. We also believe site-approvals by our customers to be key to facilitating broader adoption of our products and services. Obtaining these approvals before others is critical in maintaining our competitive advantage.
Successful Implementation of the First NPM Power Plant
A critical step in our success will be the successful construction and operation of the first power plant using our NPM. We expect that the first NPM for the UAMPS facility could be operational as early as 2029 with the remaining five modules achieving commercial operation in 2030.
Key Components of Results of Operations
We are an early-stage company and our historical results may not be indicative of our future results. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or future results of operations.

Revenue
We have not generated any material revenue to date. All revenue that we have generated to date arises from engineering and licensing services provided to potential customers. As a result of those front end engineering and development services, we expect to generate a significant portion of our revenue from the sale of NPMs. We also expect to generate revenue by providing critical services, such as start-up and testing and nuclear fuel and refueling services, over the life cycle of each power plant.
Expenses
Research and Development Expense
Our R&D expenses consist primarily of internal and external expenses incurred in connection with our R&D activities. These expenses include labor directly performed on our projects and fees paid to third parties working on and testing specific aspects of our NPM design. R&D costs have been expensed as incurred. We expect R&D expenses to grow as we continue to develop the SMR technology and develop market and strategic relationships with other businesses.
General and Administrative Expense
General and administrative (“G&A”) expenses consist of compensation costs for personnel in executive, finance, accounting, human resources and other administrative functions. G&A expenses also include legal fees, professional fees paid for accounting, auditing, consulting services, insurance costs and facility costs. We expect we will incur higher G&A expenses for public company costs such as compliance with the regulations of the SEC and the NYSE.
Other Operating Expense
Other operating expenses consist primarily of compensation costs (including indirect benefits and equity-based compensation expense) for operating personnel that cannot be directly attributed to a project.
Department of Energy Cost Share
The DOE cost share amounts reflect our cost-sharing arrangement with the DOE. Generally, as our qualifying operating costs change, there is a corresponding change in the reimbursable amounts. The amount of any reimbursement is recognized in the period that we recognize the qualifying expenses.
Income Tax Effects
Our effective tax rate was 0% for the three and six months ended June 30, 2022, respectively. For periods both prior to and after the Transaction, NuScale LLC is and has been a partnership for tax purposes. As such, its net taxable income and any related tax credits were allocated to its members, including NuScale Corp after the Transaction.

Results of Operations

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$2,749	$372	$5,194	$1,036
Cost of sales	(1,739)	(245)	(2,944)	(651)
Gross margin	1,010	127	2,250	385
Research and development expenses	28,628	20,900	53,008	39,651
General and administrative expenses	15,443	10,893	25,963	18,838
Other expenses	9,605	9,280	19,793	19,301
Loss from operations	(52,666)	(40,946)	(96,514)	(77,405)
Department of Energy cost share	25,177	16,833	45,639	31,569
Change in fair value of warrant liabilities	6,120	—	6,120	—
Other cost share (interest expense)	(11)	(566)	2	(1,509)
Loss before income taxes	$(21,380)	$(24,679)	$(44,753)	$(47,345)
Comparison of the Three Months Ended June 30, 2022 and 2021

Revenue

The increase in revenue can be attributed to activities in support of the EPCDA for CFPP, as well as nuclear technologies consulting services.

Research and Development
R&D expenses increased due to higher professional fees associated with the standard plant design work of $5.8 million and compensation costs of $1.7 million as a result of increased headcount as we continue to expand our licensing efforts.
General and Administrative
G&A expenses increased as a result of $5.8 million in compensation costs due to an increase in headcount and $1.3 million in equity-based compensation, partially offset by $3.3 million related to a settlement fee with a former advisor during 2021.
Department of Energy Cost Share
The DOE cost share increase of $8.2 million reflects the incurrence of higher qualifying costs.

Change in Fair Value of Warrants

In connection with the reverse recapitalization, the Company assumed warrant liabilities, which require mark-to-market quarterly. Since the assumption of the warrants, the fair value has changed by $6.1 million.

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenue

The increase in revenue can be attributed to activities in support of the EPCDA for CFPP, as well as nuclear technologies consulting services.

Research and Development
R&D expenses increased due to $10.1 million of professional fees associated with the standard plant design work and compensation costs of $3.1 million as a result of increased headcount as we continue to expand our licensing efforts.
General and Administrative
G&A expenses increased as a result of $6.7 million in compensation costs due to an increase in headcount and $1.6 million in equity-based compensation, partially offset by a reduction of $2.2 million in accounting and finance fees from 2021 to 2022, including the $3.3 million settlement fee noted above.
Department of Energy Cost Share
The DOE cost share increase of $14.0 million reflects the incurrence of higher qualifying costs.

Change in Fair Value of Warrants

In connection with the reverse recapitalization, the Company assumed warrant liabilities, which require mark-to-market quarterly. Since the assumption of the warrants, the fair value has changed by $6.1 million due to the change in the stock price.

Liquidity and Capital Resources
Liquidity
We measure liquidity in terms of our ability to fund the cash requirements of our R&D activities and our near term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve R&D activities for the ongoing development of the NPM and associated plant design.
We had $350.8 million in cash and cash equivalents as of June 30, 2022 (compared to $77.1 million as of December 31, 2021). We had no debt as of June 30, 2022 (compared to $14.0 million as of December 31, 2021), as the $14.0 million at December 31, 2021 was converted into equity in conjunction with the Transaction. The Transaction resulted in NuScale LLC receiving cash in the amount of $341,462, consisting of $235,000 in PIPE funding and $145,525 in cash in trust, partially offset by transaction costs of $39,063.
Since inception, we have incurred significant operating losses, have an accumulated deficit of $158.8 million and negative operating cash flow during the three and six months ended June 30, 2022 and 2021. Management expects that operating losses and negative cash flows may increase because of additional costs and expenses related to the development of technology and the development of market and strategic relationships with other companies. However, the Transaction resulted in the receipt of $341.5 million in cash.
To date, we have not generated any material revenue. We do not expect to generate any meaningful revenue unless and until we are able to commercialize our NPM and related services. We expect our costs to increase in connection with advancement of our products and services toward commercialization. In addition, with the completion of the Transaction, we expect to incur additional costs associated with operating as a public company. While we believe that the proceeds of the Transaction will be sufficient to reach commercialization of our NPM, certain costs are not reasonably estimable at this time and we may require additional funding and our projections anticipate certain customer-sourced income that is not assured.

We believe that based on our current level of operating expenses and currently available cash resources, we will have sufficient funds available to cover R&D activities and operating cash needs for several years. However, considering that we have not yet completed the development of a commercial product and have no meaningful revenue to date, we may require additional funds in future years. Our ability to raise funds through equity offerings may be limited by the significant number of shares that may be publicly sold, including the shares registered for resale under the Registration Statement on Form S-1 that was declared effective by the SEC on June 30, 2022 . Such sales may negatively affect the market price of our Class A common stock. In particular, a large sale by Fluor, our majority shareholder, could significantly affect our stock price. We believe the likelihood that Warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive from such exercises, depends on the trading price of our Class A common stock, which from time to time, has exceeded the $11.50 Warrant exercise price, before the Warrants expire. In certain circumstances, the Warrants can be exercised on a cashless basis. Our ability to fund R&D activities and our operating cash needs for several years does not depend on the proceeds we may receive as the result of exercises of Warrants.
Summary Statement of Cash Flows for the Six Months Ended June 30, 2022 and 2021
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(64,052)	(50,678)
Net cash used in investing activities	(1,581)	(437)
Net cash provided by financing activities	339,362	80,967
Net increase in cash and cash equivalents	$273,729	$29,852
Cash Flows used in Operating Activities
Our operating cash flow decreased during the six months ended June 30, 2022 primarily as a result of higher cash payments for compensation costs and higher prepaids, specifically our D&O insurance.
Cash Flows from Financing Activities
During the six months ended June 30, 2022, net cash provided by financing activities primarily consisted of proceeds from the Transaction, while the six months ended June 30, 2021 included $127.7 million in capital raised through sales of NuScale LLC preferred units, partially offset by the repayment of $47.2 million of debt to Fluor, our majority shareholder.
Commitments and Contractual Obligations
As of June 30, 2022, the Company has no material commitments and contractual obligations.
Off-Balance Sheet Arrangements
As of June 30, 2022, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Estimates
Our financial statements have been prepared in accordance with U.S. GAAP. Preparation of the financial statements requires our management to make a number of judgments, estimates and assumptions relating to the reported amount of expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our financial statements. Our significant accounting policies are described in Note 3 within our “Notes to the Unaudited Condensed Consolidated Financial Statements”. Additional information about our critical accounting policies follows:
Accounts Receivable
Accounts receivable includes reimbursement requests outstanding from DOE awards and are recognized as eligible costs are incurred. Such treatment creates symmetry with our incurrence of qualifying costs. Accounts receivable are presented net of related deferred DOE cost share liabilities that have the right of offset. We do assess the probability of collection from the DOE in establishing the fair value of recorded amounts.

Revenue Recognition
We recognize fixed price contract revenue with multiple performance obligations as each obligation is completed. We allocate the transaction price to each performance obligation using an estimate of the stand-alone selling price of each distinct service in the contract. Revenue recognized on contracts that have not been billed to customers is classified as a current asset under Accounts Receivable on the Balance Sheet. Amounts billed to clients in excess of revenue recognized are classified as a current liability under Deferred Revenue.

We recognize time and material contracts revenue over time, matching continuous transfer of control to the customer. We account for these contracts as a single performance obligation and recognize revenue using the percentage-of-completion (“POC”) method, based on contract cost incurred to date compared to total estimated contract cost. The POC method (an input method) is the most faithful depiction of our performance because it directly measures the value of the services transferred to the customer. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client.

We exclude all taxes assessed by governmental authorities from our measurement of transaction prices that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts are not included as a component of revenue or cost of sales.

We generally provide limited warranties for work performed under our engineering contracts. The warranty periods typically extend for a limited duration following substantial completion of our work.

Because our SMR is designed to be sold on a modular basis, we are limited under U.S. GAAP in our ability to recognize revenue on a POC basis. Other companies with a less-standardized approach might be able to use POC, which would have the effect of accelerating their recognition of profit ahead of us, given our use of completed contract accounting.
Equity-Based Compensation
Equity-based compensation is measured using a fair value-based method for all equity based awards. The cost of awarded equity instruments is recognized based on each instrument’s grant-date fair value over the period during which the grantee is required to provide service in exchange for the award. The determination of fair value requires significant judgment and the use of estimates, particularly with regard to Black-Scholes assumptions such as stock price volatility and expected option lives to value equity-based compensation. Equity-based compensation is recorded as a general and administrative expense and other expense in the statements of operations.

We measure the fair value of each option grant at the date of grant using a Black-Scholes option pricing model. We estimate the expected term of options granted based on historical experience and expectations. We use the treasury yield curve rates for the risk-free interest rate in the option valuation model with maturities similar to the expected term of the options. Volatility is determined by reference to the actual volatility of several publicly traded companies that are similar to us in our industry sector. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. Forfeitures are recognized as they occur. All equity-based payment awards subject to graded vesting based only on a service condition are amortized on a straight-line basis over the requisite service periods.

There is substantial judgment in selecting the assumptions which we use to determine the fair value of such equity awards and other companies could use similar market inputs and experience and arrive at different conclusions with respect to those used to calculate fair value. Using alternative assumptions could cause there to be differences in the resulting fair value. If the fair value were to increase, the amount of expense that would result would also increase. Conversely, if the fair value were to decrease, the amount of expense would decrease.
Emerging Growth Company Accounting Election
Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect not to take advantage of the extended transition period and comply with the requirements that apply to non-EGCs, and any such election to not take advantage of the extended transition period is irrevocable. We expect to be an EGC at least through the end of 2022 and will have the benefit of the extended transition period. We intend to take advantage of the benefits of this extended transition period.
Recent Accounting Pronouncements
Management believes there is no new accounting guidance issued but not yet effective that would have a material impact to the Company’s current financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As previously disclosed in Form 10-Q filed on April 29, 2022, and Form 10-K filed on March 10, 2022 Spring Valley management identified two material weaknesses in internal control over financial reporting. They concluded that the control around the interpretation and accounting for certain complex equity and equity-linked instruments and the control around presentation of earnings per share were not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses resulted in the restatement of Spring Valley’s balance sheet as of November 27, 2020 and its annual financial statements for the period ended December 31, 2020, and its interim financial statements and notes as reported in its SEC filings for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021.

Subsequent to the Transaction on May 2, 2022, and upon filing this Form 10-Q for the period ended June 30, 2022, the internal controls over financial reporting of NuScale Corp took the place of the internal controls over financial reporting of Spring Valley. As a result, the internal control structure of Spring Valley is no longer in operation. Instead, the relevant internal control structure after completion of the reverse recapitalization is that of NuScale Corp. During the successor period, beginning May 2, 2022, we identified and implemented the following processes to improve our internal control over financial reporting to remediate the control deficiencies that gave rise to the material weaknesses of Spring Valley:
•We maintain access to accounting literature, research materials and documents, have a dedicated department for analyzing complex accounting transactions and have employed the services of third-party professionals with whom we consult regularly regarding equity and equity-linked instruments, as well as the presentation of earnings per share.

After completion of the above changes, our management believes the previously identified material weaknesses have been remediated. Other than these changes during the fiscal quarter ended June 30, 2022, there have been no other changes in NuScale Corp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective as of June 30, 2022. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Part II - Other Information
Item 1. Legal Proceedings
We do not consider any claims, lawsuits, or proceedings that are currently pending against NuScale LLC, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition, or cash flows. From time to time, we may be subject to various claims, lawsuits, and other legal and administrative proceedings that may arise in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may range in complexity and result in substantial uncertainty; it is possible that they may result in damages, fines, penalties, non-monetary sanctions, or relief.
Item 1A. Risk Factors
We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations or reputation. The risks described below are not the only risks we face. Additional risks not presently known to us or that we currently believe are not material may also significantly affect our business, financial condition, results of operations or reputation. Our business could be harmed by any of these risks. In assessing these risks, you should also refer to the financial statements and related notes contained in this report.

These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to the business, financial condition, and prospects of NuScale Corp and our business, financial condition, and prospects. You should carefully consider the following risk factors in addition to the other information included in our public filings, including in our prospectus filed with the U.S. Securities and Exchange Commission on July 1, 2022 (the “Prospectus”) that is part of our registration statement on Form S-1.

We may face additional risks and uncertainties that are not presently known to it, or that we currently deems immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the financial statements of NuScale LLC and notes to the financial statements included in the Prospectus.

Risks Related to Our Structure and Governance
NuScale Corp is a holding company and its only material asset is its interest in NuScale LLC, and it is accordingly dependent upon distributions made by its subsidiaries to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.

NuScale Corp is a holding company with no material assets other than its ownership of the NuScale LLC common units. As a result, NuScale Corp has no independent means of generating revenue or cash flow. NuScale Corp’s ability to pay taxes, cause NuScale LLC to make payments under the Tax Receivable Agreement, and pay dividends depends on the financial results and cash flows of NuScale LLC and the distributions it receives (directly or indirectly) from NuScale LLC. Deterioration in the financial condition, earnings or cash flow of NuScale LLC for any reason could limit or impair its ability to pay such distributions. Additionally, to the extent that NuScale Corp needs funds and NuScale LLC is restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or NuScale LLC is otherwise unable to provide such funds, it could materially adversely affect NuScale Corp’s liquidity and financial condition.

NuScale LLC is treated as a partnership for United States federal income tax purposes and, as such, generally will not be subject to any entity-level United States federal income tax. Instead, taxable income will be allocated to holders of NuScale LLC common units. Accordingly, NuScale Corp will be required to pay income taxes on its allocable share of any net taxable income from NuScale LLC. Under the terms of the Sixth Amended and Restated Limited Liability Company Agreement of NuScale LLC (the “A&R NuScale LLC Agreement”), NuScale LLC is obligated to make tax distributions to holders of the NuScale LLC common units calculated at certain assumed tax rates. In addition to income taxes, NuScale Corp is also expected to incur expenses related to its operations, including payment obligations under the Tax Receivable Agreement, which could be significant, and some of which will be reimbursed by NuScale LLC (excluding payment obligations under the Tax Receivable Agreement). NuScale Corp intends to cause NuScale LLC to make ordinary distributions and tax distributions to holders of the NuScale LLC Class A Units and NuScale LLC Class B Units on a pro rata basis in amounts sufficient to cover all applicable taxes, relevant operating expenses, payments under the Tax Receivable Agreement and dividends, if any, declared by NuScale Corp. However, as discussed above, NuScale LLC’s ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, retention of amounts necessary to satisfy the obligations of NuScale LLC and restrictions on distributions that would violate any applicable restrictions contained in NuScale LLC’s debt agreements, if any, or any applicable law or that would have the effect of rendering NuScale LLC insolvent. To the extent that NuScale Corp is unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments under the Tax Receivable Agreement, which could be substantial.

Additionally, although NuScale LLC generally will not be subject to any entity-level United States federal income tax, it may be liable under recent United States federal tax legislation for adjustments to prior year tax returns, absent an election to the contrary. In the event NuScale LLC’s calculations of taxable income are incorrect, NuScale LLC and its members, including NuScale Corp, in later years may be subject to material liabilities pursuant to this legislation and its related guidance.
If NuScale LLC were treated as a corporation for United States federal income tax or state tax purposes, then the amount available for distribution by NuScale LLC could be substantially reduced and the value of NuScale Corp shares could be adversely affected.

An entity that would otherwise be classified as a partnership for United States federal income tax purposes (such as NuScale LLC) may nonetheless be treated as, and taxable as, a corporation if it is a “publicly traded partnership” unless an exception to such treatment applies. An entity that would otherwise be classified as a partnership for United States federal income tax purposes will be treated as a “publicly traded partnership” if interests in such entity are traded on an established securities market or interests in such entity are readily tradable on a secondary market or the substantial equivalent thereof. If NuScale LLC is determined to be treated as a “publicly traded partnership” (and taxable as a corporation) for United States federal income tax purposes, it would be taxable on its income at the United States federal income tax rates applicable to corporations and distributions by NuScale LLC to its partners (including NuScale Corp) could be taxable as dividends to such partners to the extent of the earnings and profits of NuScale LLC. In addition, we would no longer have the benefit of increases in the tax basis of NuScale LLC’s assets as a result of exchanges of NuScale LLC Class B Units. Pursuant to the A&R NuScale LLC Agreement, certain Legacy NuScale Equityholders may, from time to time, subject to the terms of the A&R NuScale LLC Agreement, exchange their interests in NuScale LLC and have such interests redeemed by NuScale LLC for cash or Class A common stock. While such exchanges could be treated as trading in the interests of NuScale LLC for purposes of testing “publicly traded partnership” status, the A&R NuScale LLC Agreement contains restrictions on redemptions and exchanges of interests in NuScale LLC that are intended to prevent NuScale LLC entities from being treated as a “publicly traded partnership” for United States federal income tax purposes. Such restrictions are designed to comply with certain safe harbors provided for under applicable United States federal income tax law. NuScale Corp may also impose additional restrictions on exchanges that it determines to be necessary or advisable so that NuScale LLC is not treated as a “publicly traded partnership” for United States federal income tax purposes. Accordingly, while such position is not free from doubt, NuScale LLC is expected to be operated such that it is not treated as a “publicly traded partnership” taxable as a corporation for United States federal income tax purposes and we intend to take the position that NuScale LLC is so treated as a result of exchanges of its interests pursuant to the A&R NuScale LLC Agreement.

Pursuant to the Tax Receivable Agreement, NuScale Corp will be required to pay to certain Legacy NuScale Equityholders 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of any increases in tax basis and related tax benefits resulting from any exchange of NuScale LLC Class B units for shares of Class A common stock or cash in the future, and those payments may be substantial.

The Legacy NuScale Equityholders may in the future exchange their NuScale LLC Class B Units for Class A common stock (or, upon the election of NuScale Corp, cash in an amount equal to the net proceeds raised by selling such Class A common stock in a contemporaneous underwritten offering), subject to certain restrictions. Such transactions are expected to result in increases in NuScale Corp’s share of the tax basis of the tangible and intangible assets of NuScale LLC. These increases in tax basis may result in increased tax depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that NuScale Corp would otherwise be required to pay in the future had such sales and exchanges never occurred.

NuScale Corp is party to the Tax Receivable Agreement with NuScale LLC, each of the TRA Holders (as defined in the Tax Receivable Agreement) party thereto and Fluor, in its capacity as TRA Representative (as defined in the Tax Receivable Agreement). Pursuant to the Tax Receivable Agreement, NuScale Corp will be required to pay 85% of the net cash tax savings from certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of any increases in tax basis and other tax benefits resulting from any exchange by the TRA Holders of NuScale LLC Class B

Units for shares of Class A common stock or cash in the future. Any such payments to TRA Holders will reduce the cash provided by the tax savings generated from future exchanges that would otherwise have been available to NuScale Corp for other uses, including reinvestment or dividends to Class A stockholders. Cash tax savings from the remaining 15% of the tax benefits will be retained by NuScale Corp. NuScale Corp’s obligations under the Tax Receivable Agreement accelerate upon a change in control and certain other termination events, as defined therein. These payments are the obligation of NuScale Corp and not of NuScale LLC. The actual increase in NuScale Corp’s allocable share of NuScale LLC’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of the recognition of NuScale Corp’s income. While many of the factors that will determine the amount of payments that NuScale Corp will make under the Tax Receivable Agreement are outside of its control, NuScale Corp expects that the payments it will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on NuScale Corp’s financial condition. Any payments made by NuScale Corp under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to NuScale Corp. To the extent that NuScale Corp is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, as further described below. Furthermore, NuScale Corp’s future obligation to make payments under the Tax Receivable Agreement could make it a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement. See the section in the Prospectus entitled “Certain Relationship and Related Person Transactions — Tax Receivable Agreement.”
In certain cases, payments under the Tax Receivable Agreement may exceed the actual tax benefits NuScale Corp realizes.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that NuScale Corp determines, and the U.S. Internal Revenue Service (“IRS”) or another taxing authority may challenge all or any part of the tax basis increases, as well as other tax positions that NuScale Corp takes, and a court may sustain such a challenge. In the event that any tax benefits initially claimed by NuScale Corp are disallowed, the Legacy NuScale Equityholders will not be required to reimburse NuScale Corp for any excess payments that may previously have been made under the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to such holders will be netted against any future cash payments otherwise required to be made by NuScale Corp under the Tax Receivable Agreement, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by NuScale Corp may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that NuScale Corp might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments against which to net. As a result, in certain circumstances NuScale Corp could make payments under the Tax Receivable Agreement in excess of NuScale Corp’s actual income tax savings, which could materially impair NuScale Corp’s financial condition.

Moreover, the Tax Receivable Agreement provides that, in certain events, including a change of control, breach of a material obligation under the Tax Receivable Agreement, or NuScale Corp exercise of early termination rights, NuScale Corp obligations under the Tax Receivable Agreement will accelerate and NuScale Corp will be required to make a lump-sum cash payment to the Legacy NuScale Equityholders party to the Tax Receivable Agreement equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to NuScale Corp future taxable income. The lump-sum payment could be substantial and could exceed the actual tax benefits that NuScale Corp realizes subsequent to such payment because such payment would be calculated assuming, among other things, that NuScale Corp would have certain tax benefits available to it and that NuScale Corp would be able to use the potential tax benefits in future years.

There may be a material negative effect on NuScale Corp’s liquidity if the payments required to be made by NuScale Corp under the Tax Receivable Agreement exceed the actual income or franchise tax savings that NuScale Corp realizes. Furthermore, NuScale Corp’s obligations to make payments under the Tax Receivable Agreement could also have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.

NuScale Corp is a “controlled company” within the meaning of NYSE rules and, as a result, qualifies for exemptions from certain corporate governance requirements. The stockholders of NuScale Corp do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Fluor owns a majority of the voting power of our common stock. As a result, we are a “controlled company” under the NYSE rules. As a controlled company, we are exempt from certain corporate governance requirements, including those that would otherwise require our board of directors to have a majority of independent directors and require that we either establish compensation and nominating and corporate governance committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees of directors are determined or recommended to our board of directors by independent members of our board of directors. To the extent we rely on one or more of these exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

We are an EGC within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies”; this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an EGC within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an EGC until December 31, 2025, although circumstances could cause us to lose that status earlier, including if the market value of common stock held by non-affiliates exceeds $700,000,000 as of any June 30 before that time, in which case we would no longer be an EGC as of the following December 31. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGCs but any such election to opt out is irrevocable. We intend to take advantage of the benefits of this extended transition period.

Risks Related to NuScale’s Business and Industry

Commercialization Risk Factors

We have not yet commercialized or sold NPMs, and a number of factors could prevent, delay or hinder commercialization.

We have not yet entered into a binding contract with a customer to deliver NPMs, and there is no guarantee that we will be able to do so.

The planned initial deployment of our NPM is subject to NuScale LLC reaching a binding agreement for its scope of supply with Utah Associated Municipal Power Systems (“UAMPS”) and UAMPS reaching a binding engineering, procurement, and construction (“EPC”) contract with Fluor. If NuScale LLC and Fluor do not enter into binding agreements with UAMPS, deployment of our NPM, power plants, and ongoing services could be significantly delayed, which could have a material adverse effect on our business and financial condition. Memoranda of understanding we have entered into with other potential purchasers are contingent, and may not result in binding agreements for the purchase of our products or services.

Competitors in China and Russia currently operate commercial SMRs, and may have advantages in marketing their SMRs to potential customers.

Competitors in Russia and China, such as Rosatom and China National Nuclear Corporation, currently operate commercial SMRs in those countries. Although their SMR designs have not been approved by the NRC or in any jurisdiction outside of their native countries, those competitors may have a competitive advantage if they are able to obtain approval comparable to Standard Design Approval (“SDA”), or if they can otherwise demonstrate to potential customers the value and benefits of their SMRs, particularly in jurisdictions that have less stringent regulatory requirements. In addition, these competitors may have access to greater government or other funding to develop and commercialize their SMRs than we do.

We may be unable to charge UAMPS, our first customer, for some costs we have incurred and we may be required to reimburse UAMPS if we fail to achieve specified performance measures.

We entered into a Cost Sharing Option Agreement and a Subaward Agreement in 2015 (collectively, the “CSO and Subaward Agreements”) that facilitate sharing a DOE award with UAMPS for early siting and licensing for the Carbon Free Power Project (“CFPP”). Under those agreements, the DOE has been paying half of the costs and UAMPS and NuScale LLC have shared the other half. We have incurred reimbursable costs of $4.1 million under the CSO and Subaward Agreements. If UAMPS determines to file a license application with the NRC for the CFPP, UAMPS must then pay us for those costs; however, if UAMPS, or its wholly owned subsidiary, CFPP LLC, does not file a license application, we will be unable to bill those costs to UAMPS.

In conjunction with certain agreements related to the CFPP awarded to Fluor, pursuant to which we are developing the NRC license application for the CFPP and performing other site licensing and development activities, we entered into a Development Cost Reimbursement Agreement with UAMPS (the “DCRA”).

Under the DCRA, we may be obligated to refund to UAMPS a percentage of its net development costs up to a specified cap, which varies based on the stage of project development, if (1) at specified times in the development of the CFPP, the estimated cost of electricity (based on increasingly accurate project cost estimates at various stages of development) exceeds an agreed target cost of $58.00/megawatt-hour (subject to adjustment as specified in the DCRA), or if Fluor does not timely provide a required comparison (which we refer to as an economic competitive test, or “ECT”), (2) the NRC does not issue design certification for the NuScale design by March 31, 2023, (3) the NRC does not issue SDA for the NuScale design within one year after the NRC’s published date for such approval after acceptance of the SDA application, or (4) NuScale LLC materially breaches the DCRA and the DCRA is terminated for cause. The reimbursement percentage and cap is 100% and $57 million until UAMPS or CFPP LLC submit a combined construction and operating license for approval to the NRC (“COLA”). After the COLA is submitted, the reimbursement percentage is 20% and (a) the cap for an ECT failure before final notice to proceed with NuScale plant construction is $60 million and (b) the cap for termination of the DCRA for cause is $120 million through delivery of a “Class 2” project cost estimate (an estimate that is accurate within -15% to +20%) and thereafter $180 million through the final notice to proceed, which requires a “Class 1” project cost estimate (an estimate that is accurate within -10% to +15%).

Any delays in the development and manufacture of NPMs and related technology may adversely impact our business and financial condition.

We have previously experienced, and may experience in the future, delays or other complications in the design, manufacture, production and delivery of NPMs and related technology that could prevent us from delivering NPMs in 2027 or beyond. If delays like this recur, if our remediation measures and process changes do not continue to be successful, if we fail to find a satisfactory manufacturer or if we experience issues with planned manufacturing activities or design and safety, we could experience issues or delays in sustaining or further increasing production and sales of NPMs.

If we encounter difficulties in scaling our production and delivery capabilities, if we fail to develop and successfully commercialize our NPMs and related technologies, if we fail to develop such technologies before our competitors or if such technologies fail to perform as expected, are inferior to those of our competitors or are perceived as less safe than those of our competitors, our business and financial condition could be materially and adversely impacted.

We have not yet delivered NPMs to customers, and any setbacks we may experience during our first commercial delivery planned for 2028 and other demonstration and commercial missions could have a material adverse effect on our business, financial condition and results of operation, and could harm our reputation.

The success of our business will depend on our ability to successfully deliver NPMs to customers on-time and on-budget at guaranteed performance levels, which would tend to establish greater confidence in our subsequent customers. There is no guarantee that our planned NPM deployments will be successful. There can be no assurance that we will not experience operational or process failures and other problems during our first commercial deployment or any planned deployment thereafter. Any failures or setbacks, particularly on our first commercial deployments, could harm our reputation and have a material adverse effect on our business and financial condition.

Any actual or perceived safety or reliability issues may result in significant reputational harm to our businesses, in addition to tort liability and other costs that may arise. Such issues could result in delaying or cancelling planned deployments of NPMs, increased regulation, or other systemic consequences. Our inability to meet our safety standards or adverse publicity affecting our reputation as a result of accidents or mechanical failures could have a material adverse effect on our business and financial condition.

We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to achieve or maintain profitability.

We have incurred significant losses since our inception well beyond the support we have received through cost-sharing awards from the DOE. We have not yet delivered NPMs or our flagship plants, named VOYGR, to customers, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected or at all; even if we do, we may not be able to maintain or increase profitability.

We expect our operating expenses to increase over the next several years as we commence deployment of NPMs, continue to refine and streamline our design and manufacturing processes for our NPMs, make technical improvements, hire additional employees and continue research and development efforts relating to new products and technologies. These efforts may be more costly than we expect and may not result in increased revenue, profits or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our expenses could prevent us from achieving or maintaining profitability or positive cash flow. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could have a material adverse effect on our business and financial condition.

The cost of electricity generated from nuclear sources may not be cost competitive with other electricity generation sources in some markets, which could materially and adversely affect our business.

Some electricity markets experience very low power prices due to a combination of subsidized renewables and low-cost fuel sources, and NuScale LLC may not be able to compete in these markets unless the benefits of the carbon-free, reliable and/or resilient energy generation provided by our NPMs are sufficiently valued in the market. Given the relatively lower electricity prices in the United States when compared to many international markets, the risk may be greater with respect to business in the United States.

The market for SMRs generating nuclear power is not yet established and may not achieve the growth potential we expect or may grow more slowly than expected.

The market for SMRs has not yet been established. Our estimates for the total addressable market are based on a number of internal and third-party estimates, including our potential contracted revenue, the number of potential customers who have expressed interest in our NPMs, assumed prices and production costs for our NPMs, our ability to leverage our current logistical and operational processes, and general market conditions. However, our assumptions and the data underlying our estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our services, as well as the expected growth rate for the total addressable market for our services, may prove to be incorrect.

Our commercialization strategy relies heavily on our relationship with Fluor and other strategic investors and partners, who may have interests that diverge from ours and who may not be easily replaced if our relationships terminate.

We rely heavily upon our relationship with Fluor, our majority owner, and our relationships with other of our investors and strategic partners to commercialize our NPM and our other products and services. We granted Fluor certain rights to provide engineering, procurement and construction services in connection with NuScale LLC’s general plant design, project-specific designs and services typically performed by Fluor or its direct competitors. Similarly, we have entered into certain agreements with Doosan Heavy Industries and Construction Company, Ltd., IHI Corporation, and Sarens Nuclear & Industrial Services, LLC for certain planning, engineering, manufacturing and support activities, and JGC Holdings Corporation, an affiliate of Japan NuScale LLC Innovation, LLC, related to the EPC and commissioning of the first

NuScale LLC plant in the United States and in other specific geographic areas, and with Samsung C&T Corporation related to certain EPC activities.

Our strategic partners may have interests that diverge from our interests, and which may hinder our ability to negotiate sales to customers. If we lose our agreements with strategic partners, we may need to find new contractors who may have less experience designing and building nuclear plants. This could substantially hinder our ability to expand our production capacity and installation of VOYGR plants, and could affect our business and our prospects.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

If our operations grow as planned, we may need to expand our sales and marketing, research and development, supply and manufacturing functions, and there is no guarantee that we will be able to scale the business and the manufacture of NPMs as planned, as there is no guarantee that we will be able to find suitable locations or partners for the expanded manufacture and operation of our NPMs or to broaden our internal capabilities.
Any failure to effectively incorporate updates to the design, construction, and operations of NuScale LLC plants to ensure cost competitiveness could reduce the marketability of the NuScale LLC design and has the potential to impact deployment schedules.

Updating the design, construction, and operations of NuScale LLC plants will be necessary to their competitiveness and attractiveness in the market, particularly in the United States where the price of power is generally lower than in other countries. If we are not able to achieve and maintain cost-competitiveness in the United States or elsewhere, our business could be materially and adversely affected.

If manufacturing and construction issues are not identified prior to design finalization, long-lead procurement, and/or module fabrication, then those issues will be realized during production, fabrication, or construction and may impact plant deployment cost and schedule.

Our NPM design will be actively managed through design reviews, prototyping, involvement of external partners and application of industry lessons, but we could still fail to identify latent manufacturing and construction issues early enough to avoid negative effects on production, fabrication, construction or ultimate performance of our NPMs or plants. Where these issues arise at such later stages of deployment, plant deployment could be subject to greater costs or be significantly delayed, which could materially and adversely affect our business.

We and our customers operate in a politically sensitive environment, and the public perception of nuclear energy can affect our customers and us.

The risks associated with radioactive materials and the public perception of those risks can affect our business. Opposition by third parties can delay or prevent the construction of new nuclear power plants and can limit the operation of nuclear reactors. Adverse public reaction to developments in the use of nuclear power could directly affect our customers and indirectly affect our business. In the past, adverse public reaction, increased regulatory scrutiny and litigation have contributed to extended construction periods for new nuclear reactors, sometimes delaying construction schedules by decades or more or even shutting down operations. In addition, anti-nuclear groups in Germany successfully lobbied for the adoption of the Nuclear Exit Law in 2002, which requires the shutdown of all German nuclear power plants by the end of 2022. Adverse public reaction could also lead to increased regulation or limitations on the activities of our customers, more onerous operating requirements or other conditions that could have a material adverse impact on our customers and our business.

Accidents involving nuclear power facilities, including but not limited to events similar to the Three Mile Island, Chernobyl and Fukushima Daiichi nuclear accidents, or terrorist acts or other high-profile events involving radioactive materials could materially and adversely affect our customers and the markets in which we operate and increase regulatory requirements and costs that could materially and adversely affect our business.

Our future prospects are dependent upon a certain level of public support for nuclear power. Nuclear power faces strong opposition from certain competitive energy sources, individuals and organizations. The accident that occurred at the Fukushima nuclear power plant in Japan in 2011 increased public opposition to nuclear power in some countries, resulting in a slowdown in, or, in some cases, a complete halt to new construction of nuclear power plants, an early shut down of existing power plants or a dampening of the favorable regulatory climate needed to introduce new nuclear technologies, all of which could negatively impact our business and prospects. As a result of the Fukushima accident, some countries that were considering launching new domestic nuclear power programs delayed or cancelled the preparatory activities they were planning to undertake as part of such programs. If accidents similar to the Fukushima disaster or other events, such as terrorist attacks involving nuclear facilities, occur, public opposition to nuclear power may increase, regulatory requirements and costs could become more onerous and customer demand for our NPMs could suffer, which could materially and adversely affect our business and operations.

Our supply base may not be able to scale to the production levels necessary to meet sales projections.

NuScale LLC does not have manufacturing assets and relies on third party manufacturers to build our NPMs and associated equipment. Moreover, we are dependent on future supplier capability to meet production demands attendant to our forecasts. If our supply chain cannot meet the schedule demands of the market, our projected sales revenues could be materially impacted.

Lack of availability and cost of component raw materials may affect the manufacturing processes for plant equipment and increase our costs.

Recent global supply chain disruptions have increasingly affected both the availability and cost of raw materials, component manufacturing and deliveries. These disruptions may result in delays in equipment deliveries and cost escalations that could adversely affect our business.

We are highly dependent on our senior management team and other highly skilled personnel, and if we are not successful in attracting or retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our success depends, in significant part, on the continued services of our senior management team and on our ability to attract, motivate, develop and retain a sufficient number of other highly skilled personnel, including engineers, manufacturing and quality assurance, finance, marketing and sales personnel. Our senior management team has extensive experience in the energy and manufacturing industries, and we believe that their depth of experience is instrumental to our continued success. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have a material adverse effect on our business and financial condition if we are unable to successfully attract and retain qualified and highly skilled replacement personnel.

We may require additional future funding.

To date, we have not generated any material revenue, while we have substantial overhead expenses. We do not expect to generate meaningful revenue unless and until we are able to finalize development of and commercialize our SMR technology and related services, and we may not be able to do so on our anticipated timetable, if at all. We expect our expenses and capital expenditures to increase in connection with our ongoing activities, including developing and advancing our SMR and other products and services, obtaining NRC design certification of and SDA for our SMR and completing our manufacturing preparation and trials. We also expect to incur additional costs associated with operating as a public company. Certain costs are not reasonably estimable at this time and we may require additional funding and our projections anticipate certain customer-sourced income that is not guaranteed.

We may seek to raise capital through private or public equity or debt financings or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. If we raise additional capital through debt financing, we may be subject to covenants that restrict our operations including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our securities, make certain investments, and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and members. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be required to delay, scale back or terminate some or all of our research and development programs.

Our funding plan relies on cost-shared funding provided through a cooperative agreement with the DOE. Significant funding has been received from the DOE under four separate cost-share awards granted since 2013. As of June 30, 2022, the DOE has obligated $209 million to the current program. The overall DOE contribution to NuScale LLC commercialization funding is more than $522 million. The current DOE award is a $700 million award ($350 million in government funding to be matched by $350 million in private funding). Funding is subject to at least annual Congressional appropriations, which may not be forthcoming. The fiscal year 2023 Congressional Budget Justification prepared by the DOE in connection with President Biden’s budget proposal to Congress, recites that approximately $40 million is requested for advanced SMR research and development, but no amounts are specified for the CFPP or U.S. domestic SMR demonstrations. The federal budget process is complex—the budget justification and Presidential budget requests are incomplete; Congress may appropriate different amounts than those requested; and the DOE has varying degrees of discretion to reprogram or transfer appropriated funds. Nonetheless, to the extent Presidential budget requests or DOE budget justifications result in a shift of Congressional appropriations away from SMR funding generally or projects we are developing specifically, those shifts could materially and adversely affect the amount of DOE funding available to us and our business.

If we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

As part of our arrangements with the DOE, we granted the DOE a worldwide, nonexclusive, paid-up license to our intellectual property and to manufacture our SMR technology, and the right to sublicense those rights if specified conditions arise, including if the DOE terminates the award due to material failure to comply with the terms and conditions of the award, or if we fail to meet our cost-sharing obligations or cease developing our SMR. As a result, if we are unable to continue as a going concern, the value of our intellectual property, including in liquidation, may be difficult to assess.

Our ability to protect our patents and other proprietary rights may be challenged and is not guaranteed, exposing us to the possible loss of competitive advantage.

We rely upon a combination of patents, trademarks, copyrights, trade secret, and commercial agreements such as confidentiality agreements, assignment agreements, and license agreements to protect the intellectual property associated with our NPMs and related technologies. These measures prevent third parties from using, practicing, selling, manufacturing, or otherwise commercially exploiting our NPMs and related technologies, which would erode our competitive position in our market. Our success depends in large part on our ability to obtain and enforce patent protection for our NPMs, as well as our ability to operate without infringing on or violating the proprietary rights of others. We own and have licensed rights to patents and pending patent applications, and will continue to file patent applications claiming new technologies directed to NPMs in the United States and in other jurisdictions based on factors such as commercial viability.

As with all industries, the patent position of power modules and nuclear energy companies generally is uncertain and is not a guaranteed right. During the patent procurement process, a patent office may require us or our licensors to narrow the scope of the claims of our or our licensors’ pending and future patent applications. This may limit the scope of patent protection and our or our licensors’ ability to claim patent infringement if the patent application is subsequently issued. In some cases, a patent application may not issue if we or our licensors are unable to overcome rejections from a patent office. If a patent application does not issue, we or our licensors may lose trade secrets that are disclosed and published in the patent application and third parties may be able to exploit such published information in our patent application. Additionally, even if we obtain a patent registration in one jurisdiction (e.g., the United States), we cannot guarantee that we will obtain a patent registration for the same or related patent application in another jurisdiction (e.g., China) as patent laws differ from jurisdiction to jurisdiction. Additionally, maintaining and enforcing patent rights can involve complex legal and factual questions and may be subject to litigation in some cases. For example, third parties may challenge the validity of our or our licensors’ patents based on prior art at a tribunal such as the Patent Trial and Appeal Board at the United States Patent and Trademark Office and/or in a federal court. Because we cannot assure that all of the potentially relevant prior art relating to our patents and patent applications has been found, third parties may prevail in invalidating a patent or preventing a patent application from being issued as a patent. If we or our licensors are able to maintain valid patents or prevail in patent challenges instituted by third parties, we or our licensors may still bear the risk of third parties “designing around” our technologies to avoid an intellectual property infringement claim.

We enjoy only limited geographical protection with respect to certain patents and may not be able to protect our intellectual property rights throughout the world.

We do not have worldwide patent rights for our NPMs and related technologies because there is no such thing as worldwide or “international patent rights.” Accordingly, we may not be able to protect our intellectual property rights in certain jurisdictions and their legal systems. Filing, prosecuting and defending patents on our NPMs worldwide can pose several challenges. First, procuring patent rights in multiple jurisdictions would be cost prohibitive because individual patent offices in different jurisdictions will have to examine each patent application separately. Therefore, costs such as examination fees, translation fees, and attorney fees are considered. Once a patent is registered, we or our licensors will also have the continued obligation of paying maintenance fees periodically to avoid patents from becoming abandoned or lapsed. Second, the breadth of claims in patents may vary from jurisdiction to jurisdiction. For instance, certain patent offices may require narrower claims, resulting in patent rights that are less extensive. Further, as noted above, we may not be able to obtain patents in some jurisdictions even if we obtain patents in other jurisdictions. Accordingly, our competitors may operate in countries where we do not have patent protection and can freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where we do have patent protection or pending patent applications.

In addition, many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. Many countries also limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business and financial condition may be adversely affected.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market NPMs.

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough because there may be hundreds of thousands of relevant patents worldwide. We also cannot be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of NPMs in any jurisdiction. The scope of a patent claim is generally determined by an interpretation of the law, the written disclosure in a patent, and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect or not accepted by a court of competent jurisdiction. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect or inaccurate. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market NPMs.

In addition, there are several circumstances under which a patent application may not be published and accessible to us or our licensors. For example, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, but some patent applications in the United States may be maintained in secrecy until the patents are issued. Publications in the scientific literature also often lag behind actual discoveries. Therefore, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications, or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering NPMs or technology similar to ours without us knowing. Any such patent application may have priority over our patent applications or patents, which could require us to procure rights to issued patents covering such technologies in order to avoid infringement claims.

We may be subject to claims of ownership and other rights to our patents and other intellectual property by third parties.

Our confidentiality and intellectual property assignment agreements with our employees, consultants, and contractors generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive intellectual property. While we require our employees, consultants, and contractors to assign such intellectual property to us in the event that the intellectual property is not automatically assigned (e.g., as work made for hire), those agreements may not be honored and obligations to assign intellectual property may be challenged or breached. Moreover, there may be some circumstances where we are unable to negotiate for such ownership rights and/or others misappropriate those rights in the process.

We may be subject to claims that former employees, collaborators, or other third parties have an interest in our patents or other intellectual property as an owner, a joint owner, a licensee, an inventor, or a co-inventor. In the latter two cases, the failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our power modules or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose exclusive ownership of, or right to use or license valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
Regulatory Risk Factors

Our SDA application for the 77 MWe power module has not yet been submitted to the NRC, and its approval is not guaranteed.

Increasing the power that can be generated by our NPMs is a key part of our plan, and our higher-capacity, 77 MWe power module is subject to obtaining SDA from the NRC. The need to obtain that approval complicates our licensing process and could affect the planned deployment schedule for our first NPMs. In particular, if the NRC disagrees with our licensing approach or the breadth and/or scope of the design changes proposed, the construction and operating license application process could take longer than currently expected, which could materially and adversely affect our business. Further, we face the risk that the NRC could impose terms in the SDA that are not acceptable to us.

Our design is only approved in the United States and we must obtain approvals on a country-by-country basis before we can sell our products abroad, which approvals may be delayed or denied or which may require modification to our design.

Our SMR design has not been approved in any country except the United States. Each country has its own safety approval that we must obtain before we can sell or install our NPMs abroad. Foreign approval processes may differ materially from the NRC process, and approvals may be denied or delayed in foreign countries, or some countries may require that we alter our design before obtaining approval. Denial or delay in approvals abroad could materially and adversely affect our business.

Our customers must obtain additional regulatory approvals before they construct power plants using our NPMs, and approvals may be denied or delayed.

The lead time to build a nuclear power facility is long, and requires site licensing and approvals from applicable regulatory agencies before a plant can be constructed. The regulatory framework to obtain approvals is complex, and varies from country to country. Any delays experienced by our customers in siting a power plant using our products and services could materially and adversely affect our business.

Our customers could incur substantial costs as a result of violations of, or liabilities under, environmental laws.

The operations and properties of our customers are subject to a variety of federal, state, local and foreign environmental, health and safety laws and regulations governing, among other things, air emissions, wastewater discharges, management and disposal of hazardous, non-hazardous and radioactive materials and waste and remediation of releases of hazardous materials. Although NuScale LLC’s business is to design and sell technology rather than to construct and own or operate power plants, we must design our technology so it complies with such laws and regulations. Compliance with environmental requirements could require our customers to incur significant expenditures or result in significant restrictions on their operations, and the failure to comply with such laws and regulations, including failing to obtain any necessary permits, could result in substantial fines or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring our customers to conduct or fund remedial or corrective measures, install pollution control equipment or perform other actions. More vigorous enforcement by regulatory agencies, the future enactment of more stringent laws, regulations or permit requirements, including relating to climate change, or other unanticipated events may arise in the future and adversely impact the market for our products, which could materially and adversely affect our business, financial condition and results of operations.

We are subject to stringent United States export and import control laws and regulations. Unfavorable changes in these laws and regulations or United States government licensing policies, our failure to secure timely United States government authorizations under these laws and regulations, or our failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

The inability to secure and maintain required export licenses or authorizations could negatively impact our ability to compete successfully or market our SMR technology for commercial applications outside the United States. For example, if we were unable to obtain or maintain our licenses to export certain nuclear hardware, we would be effectively prohibited from exporting our SMR technology in non-United States locations, which would limit the number of customers to those in the United States. In addition, if we were unable to obtain authorization to export our technology, hardware, code or technical assistance, we would experience a limited market for our technology, which would provide a competitive edge to international suppliers of SMRs. In both cases, these restrictions could lead to an adverse impact on our ability to sell our commercial technology. Similarly, if we were unable to secure export authorization, we may need to implement design changes to our NPM to address issues with our domestic supplier chain, which may increase costs or result in delays in delivery of new plants and subsequent additional NPMs when ordered.

Failure to comply with export control laws and regulations could expose us to civil or criminal penalties, fines, investigations, more onerous compliance requirements, loss of export privileges, debarment from government contracts or limitations on our ability to enter into contracts with the United States government. In addition, any changes in export control regulations or United States government licensing policy, such as that necessary to implement United States government commitments to multilateral control regimes, may restrict our operations.

Our business is subject to a wide variety of extensive and evolving government laws and regulations. Changes in and/or failure to comply with such laws and regulations could have a material adverse effect on our business.

Regulatory risk factors associated with our business also include:
•our ability to obtain additional applicable approvals, licenses or certifications from regulatory agencies, if required, and to maintain current approvals, licenses or certifications;
•our ability to obtain regulatory approval for a site boundary emergency planning zone defined in such a fashion as will benefit the majority of U.S.-based customers;
•regulatory delays, delays imposed as a result of regulatory inspections, and changing regulatory requirements, may cause a delay in our ability to fulfill our existing or future orders, or cause planned plants to not be completed at all, many of which may be out of our control, including natural disasters, changes in governmental regulations or in the status of our regulatory approvals or applications or other events that force us to cancel or reschedule plant construction, which could have an adverse impact on our business and financial condition; and
•challenges as a result of regulatory processes or in NuScale LLC’s ability to secure the necessary permissions to establish these plant sites could delay our ability to achieve our target build rate and could adversely affect our business.

General Risk Factors

COVID-19 and any future widespread public health crisis could negatively affect various aspects of our business, make it more difficult for us to meet our obligations to our customers, and result in reduced demand for our products and services.

In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, have placed significant restrictions on travel, many businesses have announced extended closures, and many businesses and governmental agencies have allowed employees to work remotely, which in some cases may reduce the effectiveness of those employees. These travel restrictions and business closures may in the future adversely affect our operations locally and worldwide, including our ability to obtain regulatory approvals and to manufacture, market, sell or distribute our products, which could materially and adversely affect our business. We cannot predict the impact that remote work will have on the culture of NuScale LLC and our employee retention.

Many of our customers and suppliers worldwide were affected by COVID-19 and temporarily closed their facilities, which impacted the speed of our customer engagement and research and development. The impact of COVID-19 on NuScale LLC’s operational and financial performance will depend on various future developments, including the duration and spread of the outbreak and impact on regulatory agencies, customers, suppliers and employees, all of which remain uncertain at this time.

Changes in tax laws or regulations may increase tax uncertainty and adversely affect results of our operations and our effective tax rate.

We will be subject to taxes in the United States and certain foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions, including the United States, may be subject to change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or their interpretation. In addition, we may be subject to income tax audits by various tax jurisdictions. An adverse resolution by one or more taxing authorities could have a material impact on our finances. Further, we may be unable to utilize any net operating losses in the event a change in control is determined to have occurred.

We may become involved in litigation that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources from the operation of our business and cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.

Risks Related to Ownership of Our Shares of Class A Common Stock or NuScale Corp Warrants

Our Organizational Documents designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for substantially all disputes between NuScale Corp and its stockholders.

Our Organizational Documents provide that the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware, shall be the exclusive forum for certain actions and claims. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with NuScale Corp or any of NuScale Corp’s directors, officers, or other employees, which may discourage lawsuits with respect to such claims. However, stockholders will not be deemed to have waived NuScale Corp’s compliance with the federal securities laws and the rules and regulations thereunder and this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, which provides for the exclusive jurisdiction of the federal courts with respect to all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, or the Securities Act. Further, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the Organizational Documents provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision with respect to suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. If a court were to find the choice of forum provision contained in the Organizational Documents to be inapplicable or unenforceable in an action, NuScale Corp may incur additional costs associated with resolving such action in other jurisdictions, which could harm NuScale Corp’s business, results of operations and financial condition.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

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

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

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

The NuScale Corp Warrants are expected to be accounted for as liabilities and the changes in value of the NuScale Corp Warrants could have a material effect on our financial results.

The NuScale Corp Warrants are currently classified as liabilities. Under this accounting treatment, we are required to measure the fair value of the NuScale Corp Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in our operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of the NuScale Corp Warrants and that such gains or losses could be material.

The price of Class A common stock and NuScale Corp’s warrants may be volatile.

The price of Class A common stock and NuScale Corp’s warrants may fluctuate due to a variety of factors, including:
•changes in the industries in which NuScale Corp and its customers operate;
•variations in its operating performance and the performance of its competitors in general;
•material and adverse impacts of the COVID-19 pandemic or other future pandemics on the markets and the broader global economy;
•actual or anticipated fluctuations in NuScale Corp’s quarterly or annual operating results;
•the public’s reaction to NuScale Corp’s press releases, its other public announcements and its filings with the SEC;
•NuScale Corp’s failure or the failure of its competitors to meet analysts’ projections or guidance that NuScale Corp or its competitors may give to the market;
•additions and departures of key personnel;
•changes in laws and regulations affecting its business;
•commencement of, or involvement in, litigation involving NuScale Corp;
•changes in NuScale Corp’s capital structure, such as future issuances of securities or the incurrence of additional debt;
•publication of research reports by securities analysts about NuScale Corp, its competitors or its industry;
•sales of shares of Class A common stock by the PIPE Investors; and
•general economic and political conditions such as recessions, interest rates, fuel prices, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism.

These market and industry factors may materially reduce the market price of Class A common stock and NuScale Corp’s warrants regardless of the operating performance of NuScale Corp.

A significant portion of our total outstanding shares may be sold into the market. This could cause the market price of Class A common stock to drop significantly, even if NuScale Corp’s business is doing well.

Sales of a substantial number of shares of Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Class A common stock.

As of July 1, 2022, there were (i) 43,672,265 shares of Class A common stock outstanding, (ii) 178,396,711 shares of Class A common stock issuable upon the exchange of NuScale LLC Class B units (together with cancellation of an equal number of shares of NuScale Corp Class B common stock) pursuant to the procedures set forth in the A&R NuScale LLC Agreement, and (iii) 35,142,848 shares of Class A common stock issuable upon the exercise of outstanding stock options and Warrants.

Although the Sponsor and certain of the Legacy NuScale Equityholders are subject to certain restrictions regarding the transfer of Class A common stock, these shares may be sold after the expiration or early termination of the respective applicable lock-ups under the Sponsor Letter Agreement. We have registered on a Form S-1 the potential resale of 209,870,307 shares of Class A common stock. We also have registered on a Form S-8 an aggregate of 32,503,809 shares of Class A common stock issuable upon exercise of (i) NuScale LLC options issued under the Fourth Amended and Restated Equity Incentive Plan of NuScale LLC and (ii) equity awards under the NuScale Corp 2022 Long-Term Incentive Plan. As restrictions on resale end and so long as the registration statements are available for use, the market price of Class A common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

NuScale Warrants and Options will become exercisable for Class A common stock, which, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding Warrants to purchase an aggregate of 20,400,000 shares of Class A common stock became exercisable June 1, 2022 in accordance with the terms of the warrant agreement governing those securities. The exercise price of these warrants is $11.50 per share. In addition, outstanding options exercisable in exchange for an aggregate of 14,742,848 shares of Class A common stock are or will become exercisable in accordance with the terms of the Fourth Amended and Restated Equity Incentive Plan of NuScale LLC. To the extent such Warrants or options are exercised, additional shares of Class A common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the prevailing market prices of Class A common stock.

Investors’ ability to make transactions in NuScale Corp’s securities could be limited and if NuScale cannot maintain its listing on the NYSE, NuScale Corp may be subject to additional trading restrictions.

An active trading market for NuScale Corp’s securities may not be sustained. In addition, NuScale Corp may be unable to maintain the listing of its securities on the NYSE in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If NuScale Corp’s securities were not listed on the NYSE or another national securities exchange, such securities would not qualify as covered securities and we would be subject to regulation in each state in which we offer our securities because states are not preempted from regulating the sale of securities that are not covered securities.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Class A common stock.

Securities research analysts may establish and publish their own periodic projections for NuScale Corp. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline. Moreover, if no analysts commence coverage of us, the market price and volume for our common shares could be adversely affected.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased and will continue to increase our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in, and likely will continue to result in, increased general and administrative expenses and a diversion of management time and attention.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to NuScale Corp’s disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our Class A common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In connection with the Closing and as contemplated by the Merger Agreement and the Subscription Agreements:
• On May 2, 2022, NuScale sold 23,700,002 unregistered shares of NuScale Class A common stock to the PIPE Investors for aggregate consideration of $235,000,000. The shares were sold in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act in reliance on the exemption afforded by Section 4(a)(2) thereof.
• On May 3, 2022, NuScale issued 178,396,711 shares of NuScale Class B common stock to the Legacy NuScale Equityholders for no cash consideration. Each of the Legacy NuScale Equityholders received a number of shares of NuScale Class B common stock equal to the number of NuScale LLC Class B units they received in the recapitalization of NuScale LLC, and upon the exchange of NuScale LLC Class B units for shares of NuScale Class A common stock as provided in the A&R NuScale LLC Agreement, a corresponding number of shares of Class B common stock will be cancelled. Each share of NuScale Class B common stock represents one vote on matters submitted to the stockholders of NuScale and carries no economic interests. To the extent the Class B common stock constitutes a “security” that was offered and sold to Legacy NuScale Equityholders, the shares were sold in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act in reliance on the exemption afforded by Section 3(a)(9) or Section 4(a)(2) thereof.
• NuScale issued shares of Class A common stock to former employees upon the exercise of options for aggregate consideration of $190,830.69 as follows: 47,630 shares on May 2, 2022; 2,814 shares on May 5, 2022; 5,737 shares on May 6, 2022; and 780 shares on May 9, 2022. The options, which were originally issued under the Fourth Amended and Restated Equity Incentive Plan of NuScale Power, LLC before the Merger, were converted into options to purchase Class A common stock of NuScale in the Merger. The issuances of shares upon exercise of the options were exempt under Rule 701 under the Securities Act.
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Not applicable

Item 6. Exhibits and Financial Statements Schedules
(a)Exhibits.

Exhibit Number	Description
2.1†
Agreement and Plan of Merger, dated as of December 13, 2021, by and among Spring Valley, Merger Sub and NuScale LLC (incorporated by reference to Annex A to the Proxy Statement/Prospectus filed with the SEC on April 8, 2022)

2.2
Amendment to Agreement and Plan of Merger, dated as of December 28, 2021, by and among Spring Valley, Merger Sub and NuScale LLC (incorporated by reference to Annex A-I to the Proxy Statement/ Prospectus filed with the SEC on April 8, 2022)

2.3
Second Amendment to Agreement and Plan of Merger, dated as of April 14, 2022, by and among Spring Valley, Merger Sub and NuScale LLC (incorporated by reference to Exhibit 2.1 to Spring Valley’s Current Report on Form 8-K, filed with the SEC on April 15, 2022)

3.1	Certificate of Incorporation of NuScale Power Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 5, 2022)
3.2	Bylaws of NuScale Power Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 5, 2022)
4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed by the Registrant on November 20, 2020)
4.2
Warrant Agreement between Continental Stock Transfer & Trust Company and Spring Valley Acquisition Corp., dated November 23, 2020 (incorporated by reference to Annex L to the Proxy Statement/ Prospectus filed on April 8, 2022)

10.1	Form of NuScale Corp Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed on February 11, 2022)
10.2
Sponsor Letter Agreement, dated as of November 23, 2020, by and among Spring Valley Acquisition Sponsor, LLC, Spring Valley and certain other parties thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed by the Registrant on November 30, 2020 and included as Annex H to the Proxy Statement/ Prospectus)

10.3	Form of Amendment to PIPE Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 15, 2022)
10.4+	Fourth Amended and Restated Equity Incentive Plan of NuScale Power, LLC; Form of Option Agreement (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on May 5, 2022)
10.5
Amended and Restated Registration Rights Agreement dated May 2, 2022, by and among NuScale Power Corporation, Spring Valley Acquisition Sponsor, LLC, SV Acquisition Sponsor Sub, LLC, and certain members of NuScale Power, LLC and shareholders of NuScale Power Corporation (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on May 5, 2022)

10.6
Tax Receivable Agreement dated May 2, 2022, by and among NuScale Power Corporation, NuScale Power, LLC, and certain members of NuScale Power, LLC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on May 5, 2022)

10.7
Sixth Amended and Restated Limited Liability Company Agreement dated May 2, 2022, by and among NuScale Power Corporation, NuScale Power, LLC and the members of NuScale Power, LLC (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on May 5, 2022)

10.8+	Amendment No. 1 to Employment Agreement with John Hopkins effective May 2, 2022 (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on May 5, 2022)
10.9+	Amendment No. 1 to Employment Agreement with Dale Atkinson effective May 2, 2022 (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on May 5, 2022)
10.10+	Form of Change in Control and Indemnity Agreement (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed on May 5, 2022)
10.11+	Executive Severance Policy (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed on May 5, 2022)

Exhibit Number	Description
10.12	NuScale Power, LLC Fourth Amended and Restated 2011 Equity Incentive Plan; Form of Option Agreement (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed on May 5, 2022)
10.13
Development Cost Reimbursement Agreement between NuScale Power, LLC and Utah Associated Municipal Power Systems dated December 31, 2020, as amended by Amendment No. 1 dated April 30, 2021 and Amendment No. 2 dated May 31, 2021 (portions of the agreement have been redacted) (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed on May 5, 2022)

10.14+
Letter Agreement among NuScale Power, LLC, Fluor Enterprises, Inc., Japan NuScale Innovation, LLC, and Japan Bank for International Cooperation dated April 4, 2022 (incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed on May 5, 2022)

10.15+	Restricted Unit and Bonus Award Agreement between NuScale Power, LLC and Dale Atkinson (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 filed on June 13, 2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(d)/15d-14(d)
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(d)/15d-14(d)
101 .INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL).
__________________________________________

†Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

NuScale Power Corporation

Date	By:	/s/ John Hopkins
	Name:	John Hopkins
	Title:	Chief Executive Officer

Date	By:	/s/ Chris Colbert
	Name	Chris Colbert
	Title:	Chief Financial Officer