Form 10-Q
period 2022-09-30
NUSCALE POWER Corp
filed 2022-11-14
CIK 1822966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had 51,871,216 Class A common shares, $0.0001 par value and 173,914,373 Class B common shares, $0.0001 par value issued and outstanding as of November 7, 2022.

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
• “Combined interests” refers to the combination of Class B shares of common stock and Class B units required to be exchanged for Class A shares
• “common stock” refers collectively to shares of Class A common stock and Class B common stock.
• “Closing” refers to the closing of the Merger.
• “DOE” refers to the U.S. Department of Energy.
• “EPCDA” refers to Engineering, Procurement, Construction Development Agreement
• “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.
• “Fluor” refers to Fluor Enterprises, Inc., a California corporation, which is wholly owned by Fluor
Corporation (NYSE: FLR).
• “GAAP” refers to generally accepted accounting principles in the United States set forth in the opinions and pronouncements of the Financial Accounting Standards Board or such other principles as may be approved by a significant segment of the accounting profession in the United States, that are applicable to the circumstances as of the date of determination, consistently applied.
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

Part I - Financial Information
Item 1. Financial Statements
NuScale Power Corporation
Condensed Consolidated Balance Sheet

(in thousands, except share and per share amounts)	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$268,608	$77,094
Short-term investments	50,000	—
Prepaid expenses	6,428	4,147
Accounts receivable	22,814	4,833
Total current assets	347,850	86,074
Property, plant and equipment, net	4,972	4,960
In-process research and development	16,900	16,900
Intangible assets, net	1,103	1,236
Goodwill	8,255	8,255
Restricted cash	18,900	—
Other assets	6,263	3,772
Total assets	$404,243	$121,197
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$31,910	$22,375
Accrued compensation	9,052	10,552
Convertible notes payable	—	14,041
Other accrued liabilities	1,459	1,440
Total current liabilities	42,421	48,408
Warrant liabilities	38,211	—
Noncurrent liabilities	2,995	2,976
Deferred revenue	1,131	1,415
Total liabilities	84,758	52,799
Mezzanine Equity	—	2,140
Stockholders’ Equity
Convertible preferred units	—	819,694
Common units	—	28,184
Class A common stock, par value $0.0001 per share, 332,000,000 shares authorized, 51,820,595 shares issued and outstanding as of September 30, 2022	5	—
Class B common stock, par value $0.0001 per share, 179,000,000 shares authorized, 173,914,373 shares issued and outstanding as of September 30, 2022	18	—
Additional paid-in capital	272,217	—
Accumulated deficit	(169,478)	(781,620)
Total Stockholders’ Equity Excluding Noncontrolling Interests	102,762	66,258
Noncontrolling interests	216,723	—
Total Stockholders' Equity	319,485	66,258
Total Liabilities, Mezzanine Equity and Stockholders' Equity	$404,243	$121,197
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$3,172	$297	$8,366	$1,333
Cost of sales	(1,749)	(156)	(4,693)	(807)
Gross margin	1,423	141	3,673	526
Research and development expenses	34,317	26,370	87,325	66,021
General and administrative expenses	18,473	13,686	44,436	32,524
Other expenses	14,731	5,921	34,524	25,222
Loss from operations	(66,098)	(45,836)	(162,612)	(123,241)
Department of Energy cost share	18,377	18,839	64,016	50,408
Increase (decrease) in fair value of warrant liabilities	(2,833)	—	3,287	—
Other cost share (interest expense)	924	(104)	926	(1,613)
Loss before income taxes	(49,630)	(27,101)	(94,383)	(74,446)
Provision (benefit) for income taxes	—	—	—	—
Net loss	(49,630)	(27,101)	(94,383)	(74,446)
Net loss attributable to legacy NuScale LLC holders prior to Transaction	—	—	(31,155)	—
Net loss attributable to noncontrolling interests	(38,923)	—	(49,928)	—
Net Loss Attributable to Class A Common Stockholders	$(10,707)	$(27,101)	$(13,300)	$(74,446)

Loss Per Share of Class A Common Stock:
Basic and Diluted	$(0.23)	$—	$(0.30)	$—

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	46,417,563	—	44,087,767	—
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)							Common Stock
	Mezzanine Equity		Convertible Preferred Units		Common Units		Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balances at June 30, 2022 (unaudited)	—	$—	—	$—	—	$—	42,028	$4	178,397	$18	$221,379	$(158,771)	$269,108	$331,738
Exercise of common unit options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of treasury units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of equity award to liability award	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	3,585	—	—	3,585
Reverse recapitalization, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of common share options and warrants	—	—	—	—	—	—	3,666	1	—	—	33,791	—	—	33,792
Issuance of earn-out shares upon triggering event	—	—	—	—	—	—	1,644	—	—	—	—	—	—	—
Conversion of combined interest into Class A shares	—	—	—	—	—	—	4,482	—	(4,482)	—	—	—	—	—
Rebalancing of ownership percentage for conversion of combined interest into Class A shares	—	—	—	—	—	—	—	—	—	—	13,462	—	(13,462)	—
Net loss attributable to legacy NuScale prior to Transaction	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss after the Transaction	—	—	—	—	—	—	—	—	—	—	—	(10,707)	(38,923)	(49,630)
Balances at September 30, 2022 (unaudited)	—	$—	—	$—	—	$—	51,820	$5	173,915	$18	$272,217	$(169,478)	$216,723	$319,485

NuScale Power Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)							Common Stock
	Mezzanine Equity		Convertible Preferred Units		Common Units		Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2021	6,000	$2,140	633,261	$819,694	9,074	$28,184	—	$—	—	$—	$—	$(781,620)	$—	$66,258
Exercise of common unit options	—	—	—	—	3,764	847	—	—	—	—	—	—	—	847
Repurchase of common units	—	—	—	—	(358)	(566)	—	—	—	—	—	—	—	(566)
Issuance of treasury units	—	—	—	—	12	20	—	—	—	—	—	—	—	20
Conversion of equity award to liability award	—	—	—	—	—	(50)	—	—	—	—	—	—	—	(50)
Equity-based compensation expense	—	—	—	—	—	1,359		—	—	—	4,358	—	—	5,717
Reverse recapitalization, net	(6,000)	(2,140)	(633,261)	(819,694)	(12,492)	(29,794)	42,028	4	178,397	18	220,606	656,597	280,113	307,850
Exercise of common share options and warrants	—	—	—	—	—	—	3,666	1	—	—	33,791	—	—	33,792
Issuance of earn-out shares upon triggering event	—	—	—	—	—	—	1,644	—	—	—	—	—	—	—
Conversion of combined interest into Class A shares	—	—	—	—	—	—	4,482	—	(4,482)	—	—	—	—	—
Rebalancing of ownership percentage for conversion of combined interest into Class A shares	—	—	—	—	—	—	—	—	—	—	13,462	—	(13,462)	—
Net loss attributable to legacy NuScale prior to Transaction	—	—	—	—	—	—	—	—	—	—	—	(31,155)	—	(31,155)
Net loss after the Transaction	—	—	—	—	—	—	—	—	—	—	—	(13,300)	(49,928)	(63,228)
Balances at September 30, 2022 (unaudited)	—	$—	—	$—	—	$—	51,820	$5	173,915	$18	$272,217	$(169,478)	$216,723	$319,485

NuScale Power Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)
	Mezzanine		Convertible Preferred Units		Common Units		Accumulated Deficit	Total Stockholders’ Equity
	Units	Amount	Units	Amount	Units	Amount
Balances at June 30, 2021 (unaudited)	6,000	$2,140	591,239	$727,668	8,182	$25,554	$(726,472)	$26,750
Sale of convertible preferred units	36,530	80,000	5,480	12,000	—	—	—	12,000
Issuance of convertible preferred units	—	—	12	26	—	—	—	26
Exercise of common unit options	—	—	—	—	86	38	—	38
Repurchase of common units	—	—	—	—	(15)	(17)	—	(17)
Issuance of treasury shares	—	—	—	—	18	19	—	19
Equity-based compensation expense	—	—	—	—	—	1,097	—	1,097
Net loss	—	—	—	—	—	—	(27,101)	(27,101)
Balances at September 30, 2021 (unaudited)	42,530	$82,140	596,731	$739,694	8,271	$26,691	$(753,573)	$12,812

(in thousands)
	Mezzanine		Convertible Preferred Units		Common Units		Accumulated Deficit	Total Stockholders’ Equity
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2020	6,000	$2,140	542,729	$629,089	5,492	$20,899	$(679,127)	$(29,139)
Sale of convertible preferred units	36,530	80,000	53,970	110,540	—	—	—	110,540
Issuance of convertible preferred units	—	—	32	65	—	—	—	65
Exercise of common unit options	—	—	—	—	2,710	432	—	432
Repurchase of common units	—	—	—	—	(15)	(17)		(17)
Issuance of treasury shares	—	—	—	—	84	92	—	92
Equity-based compensation expense	—	—	—	—	—	5,285	—	5,285
Net loss	—	—	—	—	—	—	(74,446)	(74,446)
Balances at September 30, 2021 (unaudited)	42,530	$82,140	596,731	$739,694	8,271	$26,691	$(753,573)	$12,812
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)	Nine months ended
	September 30,
	2022	2021
OPERATING CASH FLOW
Net loss	$(94,383)	$(74,446)
Adjustments to reconcile net loss to operating cash flow:
Depreciation	1,881	1,517
Amortization of intangibles	133	133
Equity-based compensation expense	5,717	5,285
Increase (decrease) in the fair value of warrant liabilities	(3,287)	—
Net noncash change in right of use assets and lease liabilities	9,331	1,126
Changes in assets and liabilities:
Prepaid expenses and other assets	(9,785)	52
Accounts receivable	(17,981)	(12,333)
Accounts payable and accrued expenses	6,799	2,913
Lease liability	(1,266)	(1,113)
Deferred DOE cost share	(104)	394
Deferred revenue	(284)	818
Accrued compensation	(1,499)	2,265
Net cash used in operating activities	(104,728)	(73,389)
INVESTING CASH FLOW
Purchases of short-term investments	(50,000)	—
Purchases of property, plant and equipment	(1,744)	(1,573)
Net cash used in investing activities	(51,744)	(1,573)
FINANCING CASH FLOW
Proceeds from Transaction, net	341,462	—
Payments of Transaction costs	(2,401)	—
Proceeds from debt issuance	—	27,200
Repayment of debt	—	(47,493)
Proceeds from sale of convertible preferred units	—	192,500
Proceeds from exercise of common unit options	847	432
Repurchase of common units	(566)	(17)
Issuance of treasury units	20	93
Proceeds from exercise of warrants and common share options	27,524	—
Net cash provided by financing activities	366,886	172,715
Net increase in cash, cash equivalents and restricted cash	210,414	97,753
Cash, cash equivalents and restricted cash
Beginning of period	77,094	4,864
End of period	$287,508	$102,617
Summary of noncash investing and financing activities:
Assumption of Transaction warrant liabilities	47,532	—
Debt converted to equity	14,181	—
Conversion of equity options to liability award	50	—
Conversion of accounts payable to convertible preferred units	—	66
Equity issuance fees	—	1,960
Capital expenditures in accounts payable	149	214
Warrants converted into equity	6,268	—
Supplemental disclosures of cash flow information:
Cash paid for interest	—	1,478
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

1.Nature of Business
Organization and Operations
NuScale Power Corporation (“NuScale Corp” or the “Company”) is commercializing a modular, scalable 77 MWe (gross) light water reactor nuclear power plant using exclusive rights to a nuclear power plant design obtained from Oregon State University. The Company is majority owned by Fluor.
2.Merger Transaction
Merger with Spring Valley

In December 2021, NuScale LLC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spring Valley Acquisition Corp. (“Spring Valley”) and Spring Valley Merger Sub, LLC (“Merger Sub”), a wholly owned subsidiary of Spring Valley. Pursuant to the Merger Agreement, Merger Sub merged with and into NuScale LLC (the “Merger”), with NuScale LLC surviving the Merger (the “Surviving Company”), Spring Valley being renamed NuScale Corp, and NuScale LLC continuing to be held as a wholly controlled subsidiary of NuScale Power Corporation in an “Up-C” structure. On May 2, 2022, the Merger Agreement and Merger (collectively the “Transaction”) was completed.

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

In connection with the Transaction:
•Each Convertible Preferred Unit of NuScale LLC was converted into common units using an exchange ratio, and each NuScale LLC common unit holder received a certain number of Surviving Company Class B common units and non-economic voting shares of NuScale Corp Class B common stock based on an exchange ratio. Holders of Surviving Company Class B common units have the right to exchange each Class B common unit, together with the cancellation for no consideration of one share of NuScale Corp Class B common stock, par value $0.0001, for one share of NuScale Corp Class A common stock, par value $0.0001, or cash, subject to certain restrictions.
•Institutional and accredited investors purchased 23,700,002 shares of Class A common stock for an aggregate amount of $235,000.
•The convertible loan held by Fluor, identified in the December 31, 2021 balance sheet as convertible note payable, was converted into 8,257,560 NuScale LLC Class B units in April 2022 (which then received Surviving Company common units and non-economic voting shares of NuScale Power Corporation Class B common stock).

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
The Transaction resulted in NuScale LLC receiving cash in the amount of $341,462, consisting of $235,000 through the private sale of equity securities (“PIPE”) and $145,525 in cash in trust, partially offset by transaction costs of $39,063.

The following summarizes the common stock outstanding immediately following the Transaction, on May 3, 2022:

	Shares	%
Spring Valley Class A Shareholders	14,400,369	6.5%
Spring Valley Founders (A)	3,871,009	1.8%
Total Spring Valley	18,271,378	8.3%
Legacy NuScale Equityholders	178,396,711	81.0%
PIPE Shares	23,700,002	10.8%
Total Shares at Closing (excluding shares below)	220,368,091	100.0%

Remaining NuScale Consideration Shares - upon Exercise of NuScale Corp Options	14,742,933
Other - Earn Out Shares (B)	1,643,924
Total Shares	236,754,948

(A) Includes an aggregate of 120,000 Spring Valley Class B ordinary shares that were issued to Spring Valley’s independent directors.
(B) Spring Valley Founders Shares includes “Earn Out Shares”. Fifty percent of the Earn Out Shares vest, pursuant to the Sponsor Letter Agreement, if NuScale Corp trades at $12.00 per share or higher over any 20 trading days within a 30-day window during the 60 months following the closing and the dollar volume-weighted average price (“VWAP”) is greater than or equal to $12.00 per share. The remainder of the Earn Out Shares vest if NuScale Corp trades at $14.00 per share or higher over any 20 trading days within a 30-day window during the 60 months following the closing and the VWAP is greater than or equal to $14.00 per share.

Warrants

The Private Placement Warrants and the Public Warrants (collectively the “Warrants”) are included on the balance sheet as Warrant liabilities. We are required to measure the fair value of the Warrants at the end of each reporting period. The rights of Warrant holders are described in note 5 and the valuation methodology for the Warrants is described in note 6.

Tax Receivable Agreements

Substantially all of the assets of the combined company are held by NuScale LLC, and NuScale Corp’s only assets are its equity interest in NuScale LLC and prepaid insurance. NuScale Corp entered into a Tax Receivable Agreement (“TRA”) with NuScale LLC, each of the TRA Holders (as defined in the TRA), and Fluor, in its capacity as TRA Representative. Pursuant to the TRA, NuScale Corp must pay 85% of the net cash tax savings from certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of any increases in tax basis and other tax benefits resulting from any exchange by the TRA holders of NuScale LLC Class B units for shares of Class A common stock or cash in the future.

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

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

As of September 30, 2022, there have been 4,482,338 Class B units exchanged for shares of Class A common stock. NuScale Corp maintains a full valuation allowance and no liability related to projected obligations under the TRA has been recorded.
3.Summary of Significant Accounting Policies

Basis of Presentation
The Company’s unaudited condensed consolidated financial statements and related notes do not include notes and certain financial information normally presented annually under GAAP, and therefore should be read in conjunction with the 2021 audited financial statements of NuScale LLC, and the notes thereto. Accounting measures at interim dates inherently involve greater reliance on estimates than at year-end. Although such estimates are based on management’s most recent assessment of the underlying facts and circumstances utilizing the most current information available, our reported results of operations may not necessarily be indicative of results that we expect for the full year.
These financial statements are unaudited. In management’s opinion, they contain all adjustments of a normal recurring nature which are necessary to present fairly our financial position and our operating results as of and for the interim periods presented.

Changes in Presentation

Prior year amounts totaling $1,055 have been reclassified out of general and administrative expenses to other expenses to conform to the current year presentation on the accompanying Condensed Consolidated Statements of Operations.

Principles of Consolidation

As part of the Transaction, NuScale Corp has been determined to be the primary beneficiary of NuScale Power, LLC (“NuScale LLC”), a variable interest entity (“VIE”). As the sole managing member of NuScale LLC, NuScale Corp, has both the power to direct the activities, and direct ownership to share in the revenues and expenses of NuScale LLC. As such, all the activity of NuScale LLC has been consolidated in the accompanying condensed consolidated financial statements. All assets and liabilities included in the balance sheet are that of NuScale LLC, other than the NuScale Corp Warrants and certain prepaid insurance. All significant intercompany transactions have been eliminated upon consolidation.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase. Cash equivalents with an initial maturity of between three and twelve months at time of purchase are presented as short-term investments on the accompanying condensed consolidated balance sheet. Cash equivalents and short-term investments consist of certificates of deposit. These certificates of deposit are classified as held-to-maturity, and the estimated fair value of the investment approximates its amortized cost.

Cash in the amount of $18,900 is restricted as collateral for the letter of credit associated with the Development Cost Reimbursement Agreement (“DCRA”) at September 30, 2022 (See Note 14). The DCRA spans multiple years requiring the amount to be classified as a noncurrent asset, included in Restricted cash in the accompanying condensed consolidated balance sheet. The Restricted cash balance plus Cash and cash equivalents on the accompanying condensed consolidated balance sheet equals cash, cash equivalents and restricted cash, as reflected in the accompanying condensed consolidated statements of cash flows.

Warrant Liability

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

The Company accounts for the Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging”, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The fair value of the Public and Private Placement Warrants has been estimated using the Public Warrants’ quoted market price. See note 5 for further discussion of the terms of the Warrants and note 6 for further discussion of the methodology used to determine the value of the Warrants.

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
4.Noncontrolling Interests and Loss Per Share
Noncontrolling Interests

Following the Transaction, holders of Class A common stock own direct controlling interest in the results of the combined entity, while the Legacy NuScale Equityholders own an economic interest in NuScale LLC, shown as noncontrolling interests (“NCI”) in equity in NuScale Corp’s condensed consolidated financial statements. The indirect economic interests are held by Legacy NuScale Equityholders in the form of NuScale LLC Class B Units. The following table summarizes the economic interests of NuScale Corp between the holders of Class A common stock and indirect economic interests held by NuScale LLC Class B unitholders as of and for the three months ended September 30, 2022 and for the period from May 2, 2022 through September 30, 2022:

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

Noncontrolling Interest	As of and for the three months ended	As of and for the period from May 2, 2022 through
	September 30, 2022	September 30, 2022
NuScale Corp Class A common stock
Beginning of period	42,028,341	42,028,341
Conversion of combined interests into Class A common stock	4,482,338	4,482,338
Exercise of options and warrants	3,666,032	3,666,032
Vesting of earn out shares	1,643,924	1,643,924
End of period	51,820,635	51,820,635

NuScale LLC Class B Units (NCI)
Beginning of period	178,396,711	178,396,711
Conversion of combined interests into Class A common stock	(4,482,338)	(4,482,338)
End of period	173,914,373	173,914,373

Total
Beginning of period	220,425,052	220,425,052
Conversion of combined interests into Class A common stock	—	—
Exercise of options and warrants	3,666,032	3,666,032
Vesting of earn out shares	1,643,924	1,643,924
End of period	225,735,008	225,735,008

Ownership Percentage

NuScale Corp Class A common stock
Beginning of period	19.1%	19.1%
End of period	23.0%	23.0%

NuScale LLC Class B Units (NCI)
Beginning of period	80.9%	80.9%
End of period	77.0%	77.0%

The NCI may decrease according to the number of shares of Class B common stock and NuScale LLC Class B units that are exchanged for shares of Class A common stock or, in certain circumstances including at the election of NuScale Corp, cash in an amount equal to the fair value of Class A common stock received in a contemporaneous equity issuance. After each exchange, NuScale LLC equity attributable to NuScale Corp is rebalanced to reflect the change in ownership percentage, which is calculated above based on Class B units and Class A shares, as a percentage of Combined interests.

During the three months ended September 30, 2022, the earn out shares associated with the merger became vested, as the VWAP of the Company’s share price exceeded $12.00 and then $14.00 for the required time period. These Class A shares are now outstanding and included in our weighted-average shares calculation.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

Loss Per Share

Prior to the Transaction, the membership structure of NuScale LLC included units that had profit interests. The Company analyzed the calculation of net loss per unit for periods prior to the Transaction and determined that it resulted in values that would not be meaningful to the readers of these financial statements. Therefore, net loss per unit information has not been presented for periods prior to May 2, 2022.

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

The following table sets forth the computation of basic and diluted net loss per share of Class A common stock and represents the three months ended September 30, 2022 and the period from May 3, 2022 to September 30, 2022, the period where the Company had Class A and Class B common stock outstanding. Class B common stock represents a right to cast one vote per share at the NuScale Corp level, and carry no economic rights, including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted loss per share. As such, basic and diluted loss per share of Class B common stock has not been presented.

	Three Months Ended September 30, 2022	May 2, 2022 Through September 30, 2022
Net loss attributable to Class A common stockholders	$(10,707)	(13,300)
Weighted-average shares for basic and diluted loss per share	46,417,563	44,087,767
Basic and Diluted loss per share of Class A common stock	$(0.23)	$(0.30)
Anti-dilutive securities excluded from shares outstanding:
Class B common shares	173,914,373	173,914,373
Stock options	12,971,828	12,971,828
Warrants	18,459,203	18,459,203
Time-based RSUs	2,163,743	2,163,743
Total	207,509,147	207,509,147

5.Warrant Liabilities
As of September 30, 2022, the Company had 9,559,203 Public Warrants and 8,900,000 Private Placement Warrants outstanding. For the three months ended September 30, 2022 and the period from May 2, 2022 through September 30, 2022, 1,940,797 warrants were exchanged for cash of $22,319.

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

Beginning on the 30th day following the Transaction, the Private Placement Warrants became almost identical to the Public Warrants sold in the Spring Valley Initial Public Offering. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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

The following table represents the Company’s financial liabilities measured at fair value on a recurring basis as of September 30, 2022:

(in thousands)	Level 1	Level 2	Level 3	Total
Warrant Liabilities:
Public Warrants	$19,788	$—	$—	$19,788
Private Placement Warrants	—	18,423	—	18,423
Total Warrant Liabilities as of September 30, 2022	$19,788	$18,423	$—	$38,211
7.Accounts Receivable
Accounts receivable includes reimbursement requests outstanding from the DOE awards, which are recognized as eligible costs are incurred. At December 31, 2021, accounts receivable are presented net of $10,237 of related deferred DOE cost share liabilities that have the right of offset. As of September 30, 2022, there were no amounts required to be offset. Reimbursement under the awards is included in Department of Energy Cost Share in the Statement of Operations.

The majority of our receivables are either due from the U.S. federal government or have to do with a federal project. For these reasons, all receivables are deemed to be fully collectible and no allowance has been recorded.
8.Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Furniture and fixtures	$173	$173
Office and computer equipment	7,512	5,638
Software	16,708	15,227
Test equipment	347	347
Leasehold improvements	2,689	2,689
	27,429	24,074
Less: Accumulated depreciation	(22,513)	(20,632)
Add: Assets under development	56	1,518
Net property, plant and equipment	$4,972	$4,960

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
In April 2022, Fluor elected to convert all of its outstanding debt, totaling $14,181, into 8,257,560 NuScale LLC common units (which then converted into NuScale LLC Class B units and non-economic voting shares of NuScale Corp Class B common stock in the Merger) at a price per unit of $9.91, which is equivalent to the PIPE price per unit received in conjunction with the Transaction.

Other Notes Payable

In January, 2021, NuScale signed a Line of Credit Promissory Note with Fluor in the amount of $30,000. Fluor advanced the Company $27,200 under this agreement all of which was repaid in June 2021. This Line of Credit Promissory Note expired at December 31, 2021.
10.Employee Benefits
401(k) Plan
The Company sponsors a defined contribution 401(k) Plan with contributions to be made at the sole discretion of management. Under the provisions of the 401(k) Plan, the Company matches the employees’ contributions for the first 3% of compensation and matches 50% of the employees’ contributions for the next 2% of compensation. The expense recorded for the 401(k) Plan was $592 and $479 for the three months ended September 30, 2022 and 2021, respectively, and $1,759 and $1,392 for the nine months ended September 30, 2022 and 2021, respectively.
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

The effective tax rate was 0% for the three months ended September 30, 2022 and the period from May 2, 2022 through September 30, 2022. The effective income tax rate for the three months ended September 30, 2022 differed significantly from the statutory rates, primarily due to the losses allocated to NCI and the recognition of a valuation allowance as a result of the Company’s new tax structure following the Transaction.

Income tax expense recorded in the three months ended September 30, 2022 and for the period from May 2, 2022 through September 30, 2022 represents amounts owed to state authorities due to the change in corporate taxpayer status following the Transaction.

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at NuScale Corp as of September 30, 2022, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

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

In August 2022, the Inflation Reduction Act, or IRA, was enacted which includes the following key summary provisions: (i) a 15% Corporate Alternative Minimum Tax, or CAMT, that allows an offset of up to 75% with existing tax credit carryforwards, (ii) excise tax applicable to certain stock repurchases including ordinary buy backs and open market repurchases, (iii) extension and expansion of clean energy credits and incentives, and (iv) indefinite carryover of the CAMT. This legislation also provides transferability opportunities for certain newly generated credits as well as a direct pay option. For the three and nine months ended September 30, 2022, the enactment of the IRA did not result in any material adjustment to our income tax provision.
12.Equity-Based Compensation

Options to purchase common units of NuScale LLC under the Fourth Amended and Restated Equity Incentive Plan of NuScale LLC (the “Legacy Plan”) were granted, before completion of the Transaction, at an exercise price equal to the fair market value of the NuScale LLC’s common units at the date of grant. In connection with the Transaction, all outstanding options to purchase NuScale LLC common units converted into options to purchase 14,742,933 shares of NuScale Corp Class A common stock. Shares underlying those options, and an additional 17,760,961 shares of Class A common stock issuable under the Company’s 2022 long-term incentive plan, were registered on a registration statement on Form S-8, filed with the SEC on July 5, 2022. Except with respect to equity awards outstanding as of the Transaction, the Legacy Plan terminated on May 2, 2022, and no further equity awards will be made, or have been made since, under the Legacy Plan.

In July 2022, under the Company’s 2022 long-term incentive plan, the Board approved 2,091,282 employee time-based RSU awards that vest one-third annually starting in May 2023 for a period of three years. In addition, 39,215 and 53,920 time-based RSU awards were approved for certain members of the Board of Directors, that vest quarterly over one and three years, respectively. The employee and Board time-based RSU awards had an aggregate fair value of $22,373 and $950, respectively.
The following table summarizes the activity relating to the Legacy Plan of NuScale LLC (historical NuScale LLC units adjusted using the exchange ratio):

Share Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	15,393,670	$3.64
Granted	208,013	9.53
Exercised	(2,455,609)	1.22
Forfeited	(57,668)	6.80
Expired	(116,578)	3.24
Outstanding at September 30, 2022	12,971,828	3.87
Exercisable at September 30, 2022	11,251,135	3.41

The total compensation expense recognized for common share options and time-based RSU awards during the three months ended September 30, 2022 and 2021 was $5,075 and $1,097, respectively, and $7,207 and $5,285 for the nine months ended September 30, 2022 and 2021, respectively. This includes G&A expense of $3,017 and other expense of $2,058 for the three months ended September 30, 2022 and $528 of G&A expense and $569 in other expense for the three months ended September 30, 2021. The nine months ended September 30, 2022 and 2021 include G&A expense of $3,860 and $2,707, respectively, and other expense of $3,347 and $2,578, respectively.

The Company measures the fair value of each unit or share option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the nine months ended

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
September 30, 2022 was $6.29. The following assumptions were used in determining the fair value of options granted during the nine months ended September 30, 2022:

Risk-free interest rate	1.44%
Expected dividend yield	NA
Expected option life	6.25 years
Expected price volatility	73.98%
Common Unit Appreciation Rights
In April 2013, the Company granted its Chief Executive Officer 1,000,000 NuScale LLC common unit appreciation rights (“UARs”). The UARs vested one-third each year on the anniversary of the grant date. Upon exercise of a UAR, the holder would receive common units equal to the excess of the fair value of the common units over the strike price of $0.11 at the grant date multiplied by the number of rights exercised and divided by the fair value of the common unit upon exercise.

In February 2022, the NuScale LLC Board of Managers approved a $1,540 cash payment (paid during the three months ended June 30, 2022) in lieu of equity issuance related to the UARs, which triggered recognition of $1,490 of equity-based compensation expense, included in G&A.
13.Related Party Transactions
From time to time, the Company enters into strategic agreements with Fluor, whereby Fluor or NuScale perform services for one another. For the three months ended September 30, 2022 and 2021, NuScale incurred expenses of $8,710 and $5,035, respectively, while for the nine months ended September 30, 2022 and 2021, NuScale incurred expenses of $17,882 and $10,531, respectively. As of September 30, 2022 and December 31, 2021, NuScale owes Fluor, as accounts payable, amounts totaling $8,124 and $3,731, respectively. For the three months ended September 30, 2022, NuScale earned revenue of $2,807, while recognizing no revenue during the same period in 2021, and for the nine months ended September 30, 2022 and 2021, NuScale earned $6,324 and $695, respectively.
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

On September 19, 2022, thirteen purported members of NuScale LLC filed suit in the U.S. District Court for the District of Oregon against NuScale LLC, Fluor Enterprises, Japan NuScale Innovation, Inc., and Sargent & Lundy Holdings, LLC. The plaintiffs purport to represent a class of individuals who held common units or options to purchase common units in NuScale LLC and seek declaratory relief and damages based on breach of contract and other common law claims. The claims are based on amendments to the operating agreement of NuScale LLC in connection with the Merger between NuScale LLC and Spring Valley Acquisition Corp. Plaintiffs claim that such amendments required the consent of holders of common units in NuScale LLC voting as a separate class. NuScale LLC’s response to the complaint is currently scheduled to be filed on November 21, 2022. While no assurance can be given as to the ultimate outcome of this matter, we do not believe it is probable that a loss will be incurred and we have not recorded any liability as a result of these actions.

In conjunction with DOE Office of Nuclear Energy Award DE-NE0008935 with Utah Associated Municipal Power Systems’ (“UAMPS”) wholly owned subsidiary, Carbon Free Power Project LLC (“CFPP LLC”), we entered into a DCRA, pursuant to which we are developing the NRC license application and performing other site licensing and development activities. Under the DCRA, we may be obligated to refund to UAMPS a percentage of its net

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
development costs up to a specified cap, which varies based on the stage of project development, if certain performance criteria are not met. The maximum reimbursement based on the current stage of project development is $57,000. As of September 30, 2022 the net development costs incurred by UAMPS totaled $15,627.

Under this agreement, the Company is required to have credit support to fund the amount of its potential reimbursement of these net development costs. The letter of credit requires the Company maintain a deposit in a demand account of a minimum 105% of the aggregate amount available to be drawn under all letters of credit outstanding. This account is included as Restricted cash in the amount of $18,900, on the accompanying condensed consolidated balance sheet and acts as collateral for the $18,000 letter of credit covering the total net development costs outstanding at September 30, 2022. This letter of credit is required to be updated on a quarterly basis using an estimated net development costs schedule agreed to by both parties.

We are currently in compliance, and expect to remain in compliance, with all related performance criteria.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of NuScale Power Corporation (“NuScale Corp”) should be read together with our NuScale LLC financial statements as of and for the years ended December 31, 2021 and 2020 and NuScale Corp unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 and the unaudited interim condensed consolidated financial statements of NuScale LLC as of and for the three and nine months ended September 30, 2021, together with related notes thereto. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. Unless the context otherwise requires, references in this section to “NuScale,” “us,” “our” or “we” refer to NuScale Power, LLC (“NuScale LLC”) prior to the Transaction, and to NuScale Power Corporation (“NuScale Corp”) following the consummation of the Transaction.
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
•the ability to maintain the listing of the shares of Class A common stock on the NYSE, and the potential liquidity and trading of such securities;
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
Since our founding in 2007, we have made significant progress towards commercializing the first SMR in the United States. In 2017, we submitted our Design Certification Application (“DCA”) to the U.S. Nuclear Regulatory Commission (“NRC”). On August 28, 2020, the NRC issued its Final Safety Evaluation Report, representing the NRC’s completion of its technical review. On September 11, 2020 the NRC issued its Standard Design Approval (“SDA”) of our NPM and scalable plant design. With this phase of NuScale’s DCA now complete, customers may proceed with plans to develop NuScale power plants with the understanding that the NRC has approved the safety aspects of the NPM and plant design. We expect our operating losses and negative operating cash flow to grow until the commercialization of the NPM. On July 29, 2022, the NRC directed the staff to issue a final rule that certifies NuScale’s SMR design for use in the United States. The certification’s effective date is 30 days after NRC publishes the rule in the Federal Register.
Merger Transaction
On May 2, 2022, we completed a merger (the “Merger”) with NuScale LLC pursuant to the Agreement and Plan of Merger dated December 13, 2021 (as amended, modified, supplemented or waived, the “Merger Agreement”), between NuScale Corp (formerly Spring Valley Acquisition Corp.), NuScale LLC and Spring Valley Merger Sub, LLC, a wholly owned subsidiary of NuScale Corp (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub would be merged with and into NuScale LLC (the “Merger”), with NuScale LLC surviving the Merger (the “Surviving Company”), Spring Valley Acquisition Corp being renamed NuScale Power Corporation, and NuScale LLC continuing to be held as a wholly controlled subsidiary of NuScale Power Corporation in an “Up-C” structure. On May 2, 2022, the transaction contemplated by the Merger Agreement, including the Merger (collectively the “Transaction”), was completed.

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
Commencing and Expanding Commercial Launch Operations
In September 2020, we became the first and only company to receive NRC SDA for an SMR. We believe our commercialization activities are being completed at a pace that can support delivery of modules to a client site as early as 2027. We have an agreement in place with UAMPS to deploy a NuScale 6-module power plant at the DOE’s Idaho National Laboratory as part of UAMPS’ Carbon Free Power Project (“CFPP”). Commercial operation of the first NPM is slated for 2029. In November 2021, we signed a teaming agreement with S.N. Nuclearelectrica S.A., an entity that operates under the authority of the Romanian Ministry of Energy, to advance the deployment of our NPMs to Romania. Under the teaming agreement, we will evaluate activities associated with the planning, siting and licensing of our NuScale power plant technology at a site that is the location of an existing coal-fueled electricity plant. We expect the site in Romania to use six modules and to be commercially operable by 2028.

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

Results of Operations

(in thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$3,172	$297	$8,366	$1,333
Cost of sales	(1,749)	(156)	(4,693)	(807)
Gross margin	1,423	141	3,673	526
Research and development expenses	34,317	26,370	87,325	66,021
General and administrative expenses	18,473	13,686	44,436	32,524
Other expenses	14,731	5,921	34,524	25,222
Loss from operations	(66,098)	(45,836)	(162,612)	(123,241)
Department of Energy cost share	18,377	18,839	64,016	50,408
Increase (decrease) in fair value of warrant liabilities	(2,833)	—	3,287	—
Other cost share (interest expense)	924	(104)	926	(1,613)
Loss before income taxes	$(49,630)	$(27,101)	$(94,383)	$(74,446)
Comparison of the Three Months Ended September 30, 2022 and 2021

Revenue

The increase in revenue was attributable to activities in support of the EPCDA for CFPP, as well as nuclear technologies consulting services.

Research and Development
R&D expenses increased due to higher professional fees associated with the standard plant design work of $7.6 million and compensation costs of $0.4 million as a result of increased headcount as we continue to expand our licensing efforts.
General and Administrative
G&A expenses increased as a result of $3.1 million related to advertising and marketing expenses, $4.0 of higher insurance costs and $1.1 million in equity-based compensation, partially offset by a decrease of $3.4 million in compensation costs.
Other

Other expenses increased as a result of $6.8 million in compensation costs associated with a completion bonus, equity-based compensation of $1.4 million and increased software and hardware expenses of $0.5 million.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Changes in Presentation

Prior year amounts totaling $1,055 have been reclassified out of general and administrative expenses to other expenses to conform to the current year presentation on the accompanying Condensed Consolidated Statements of Operations.

Revenue

The increase in revenue was attributable to activities in support of the EPCDA for CFPP, as well as nuclear technologies consulting services.

Research and Development
R&D expenses increased due to $17.7 million of professional fees associated with the standard plant design work and compensation costs of $3.3 million as a result of increased headcount as we continue to expand our licensing efforts.
General and Administrative
G&A expenses increased as a result of $3.3 million in compensation costs due to an increase in headcount, $4.5 million in insurance costs, $2.7 million in equity-based compensation, and $1.4 million in marketing and advertising costs as we continue to build brand recognition across the globe.
Other

Other expenses increased as a result of $7.1 million of higher compensation costs associated with a completion bonus, equity-based compensation of $0.7 million and higher software, hardware and general expenses of $1.3 million.

Department of Energy Cost Share
The DOE cost share increase of $13.6 million reflects the incurrence of higher qualifying costs.

Liquidity and Capital Resources
Liquidity
We measure liquidity in terms of our ability to fund the cash requirements of our R&D activities and our near-term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve R&D activities for the ongoing development of the NPM and associated plant design.
We had $268.6 million in cash and cash equivalents as of September 30, 2022, compared to $77.1 million as of December 31, 2021, as well as $50.0 million in short-term investments that will mature in the first quarter of 2023. We had no debt as of September 30, 2022, compared to $14.0 million as of December 31, 2021, (which was converted into equity in conjunction with the Transaction). The Transaction resulted in NuScale receiving cash in the amount of $341.5 million, consisting of $235.0 million in PIPE funding and $145.5 million in cash in trust, partially offset by transaction costs of $39.1 million.
Since NuScale’s inception, we have incurred significant operating losses; we have had negative operating cash flow during the three and nine months ended September 30, 2022 and 2021; and we have an accumulated deficit of $169.5 million as of September 30, 2022. Management expects that operating losses and negative cash flows may increase because of additional costs and expenses related to the development of technology and the development of market and strategic relationships with other companies.
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

We believe that based on our current level of operating expenses and currently available cash resources, we will have sufficient funds available to cover R&D activities and operating cash needs for several years. However, considering that we have not yet completed the development of a commercial product and have no meaningful revenue to date, we may require additional funds in future years. Our ability to raise funds through equity offerings may be limited by the significant number of shares that may be publicly sold, including the shares registered for resale under the Registration Statement on Form S-1 that was declared effective by the SEC on June 30, 2022. Such sales may negatively affect the market price of our shares of Class A common stock. In particular, a large sale by Fluor, our majority shareholder, could significantly affect our stock price. We believe the likelihood that Warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive from such exercises, depends on the trading price of our shares of Class A common stock, which from time to time, has exceeded the $11.50 Warrant exercise price, before the Warrants expire. In certain circumstances, the Warrants can be exercised on a cashless basis. Our ability to fund R&D activities and our operating cash needs for several years does not depend on the proceeds we may receive as the result of exercises of Warrants.
Summary Statement of Cash Flows for the Nine Months Ended September 30, 2022 and 2021
The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(104,728)	(73,389)
Net cash used in investing activities	(51,744)	(1,573)
Net cash provided by financing activities	366,886	172,715
Net increase in cash, cash equivalents and restricted cash (A)	$210,414	$97,753

(A) Includes $18,900 in restricted cash
Cash Flows used in Operating Activities
Our operating cash flow decreased during the nine months ended September 30, 2022 primarily as a result of the purchase of short-term investments, higher cash payments for compensation costs and higher prepaids.
Cash Flows from Investing Activities

In accordance with our investment policy, we purchased $50.0 million in 6 month certificates of deposit during the nine months ended September 30, 2022. We had no such purchases during the same period in 2021.

Cash Flows from Financing Activities
During the nine months ended September 30, 2022, net cash provided by financing activities primarily consisted of proceeds from the Transaction and the exercise of warrants and options, while the nine months ended September 30, 2021 included $192.5 million in capital raised through sales of NuScale LLC preferred units and $27.2 million of proceeds from debt issuance, partially offset by the repayment of $47.5 million of debt to Fluor, our majority shareholder.
Commitments and Contractual Obligations
As of September 30, 2022, the Company had no material commitments and contractual obligations.
Off-Balance Sheet Arrangements
In conjunction with DOE Office of Nuclear Energy Award DE-NE0008935 with Utah Associated Municipal Power Systems’ (“UAMPS”) wholly owned subsidiary, Carbon Free Power Project LLC (“CFPP LLC”), we entered into a DCRA, pursuant to which we are developing the NRC license application and performing other site licensing and development activities. Under the DCRA, we may be obligated to refund to UAMPS a percentage of its net development costs up to a specified cap, which varies based on the stage of project development, if certain performance criteria are not met. The maximum reimbursement based on the current stage of project development is $57,000. As of September 30, 2022 the net development costs incurred by UAMPS totaled $15,627.

Under this agreement, the Company is required to have credit support to fund the amount of its potential reimbursement of these net development costs. The letter of credit requires the Company maintain a deposit in a demand account of a minimum 105% of the aggregate amount available to be drawn under all letters of credit outstanding. This account is included as Restricted cash in the amount of $18,900, on the accompanying condensed consolidated balance sheet and acts as collateral for the $18,000 letter of credit covering the total net development costs outstanding at September 30, 2022. This letter of credit is required to be updated on a quarterly basis using an estimated net development costs schedule agreed to by both parties.
Critical Accounting Policies and Estimates
Our financial statements have been prepared in accordance with GAAP. Preparation of the financial statements requires our management to make a number of judgments, estimates and assumptions relating to the reported amount of expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our financial statements. Our significant accounting policies are described in Note 3 within our “Notes to the Unaudited Condensed Consolidated Financial Statements”. Additional information about our critical accounting policies follows:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Inflation Risk
We believe inflation has materially impacted the supply chain costs associated with all energy projects, including NuScale VOYGR™ projects, although we have not fully assessed the extent of the impact.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective as of September 30, 2022. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Part II - Other Information
Item 1. Legal Proceedings

On September 19, 2022, thirteen purported members of NuScale LLC filed suit in the U.S. District Court for the District of Oregon against NuScale LLC, Fluor Enterprises, Japan NuScale Innovation, Inc., and Sargent & Lundy Holdings, LLC. The plaintiffs purport to represent a class of individuals who held common units or options to purchase common units in NuScale LLC and seek declaratory relief and damages based on breach of contract and other common law claims. The claims are based on amendments to the operating agreement of NuScale LLC in connection with the Merger between NuScale LLC and Spring Valley Acquisition Corp. Plaintiffs claim that such amendments required the consent of holders of common units in NuScale LLC voting as a separate class. NuScale LLC’s response to the complaint is currently scheduled to be filed on November 21, 2022. While no assurance can be given as to the ultimate outcome of this matter, we do not believe it is probable that a loss will be incurred and we have not recorded any liability related to this action.

We do not consider any other claims, lawsuits, or proceedings that are currently pending against NuScale, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition, or cash flows. From time to time, we may be subject to various claims, lawsuits, and other legal and administrative proceedings that may arise in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may range in complexity and result in substantial uncertainty; it is possible that they may result in damages, fines, penalties, non-monetary sanctions, or relief.
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

We may face additional risks and uncertainties that are not presently known to it, or that we currently deems immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the financial statements of NuScale and notes to the financial statements included in the Prospectus.

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

An entity that would otherwise be classified as a partnership for United States federal income tax purposes (such as NuScale LLC) may nonetheless be treated as, and taxable as, a corporation if it is a “publicly traded partnership” unless an exception to such treatment applies. An entity that would otherwise be classified as a partnership for United States federal income tax purposes will be treated as a “publicly traded partnership” if interests in such entity are traded on an established securities market or interests in such entity are readily tradable on a secondary market or the substantial equivalent thereof. If NuScale LLC is determined to be treated as a “publicly traded partnership” (and taxable as a corporation) for United States federal income tax purposes, it would be taxable on its income at the United States federal income tax rates applicable to corporations and distributions by NuScale LLC to its partners (including NuScale Corp) could be taxable as dividends to such partners to the extent of the earnings and profits of NuScale LLC. In addition, we would no longer have the benefit of increases in the tax basis of NuScale LLC’s assets as a result of exchanges of NuScale LLC Class B Units. Pursuant to the A&R NuScale LLC Agreement, certain Legacy NuScale Equityholders may, from time to time, subject to the terms of the A&R NuScale LLC Agreement, exchange their interests in NuScale LLC and have such interests redeemed by NuScale LLC for cash or shares of Class A common stock. While such exchanges could be treated as trading in the interests of NuScale LLC for purposes of testing “publicly traded partnership” status, the A&R NuScale LLC Agreement contains restrictions on redemptions and exchanges of interests in NuScale LLC that are intended to prevent NuScale LLC entities from being treated as a “publicly traded partnership” for United States federal income tax purposes. Such restrictions are designed to comply with certain safe harbors provided for under applicable United States federal income tax law. NuScale Corp may also impose additional restrictions on exchanges that it determines to be necessary or advisable so that NuScale LLC is not treated as a “publicly traded partnership” for United States federal income tax purposes. Accordingly, while such position is not free from doubt, NuScale LLC is expected to be operated such that it is not treated as a “publicly traded partnership” taxable as a corporation for United States federal income tax purposes and we intend to take the position that NuScale LLC is so treated as a result of exchanges of its interests pursuant to the A&R NuScale LLC Agreement.

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

The Legacy NuScale Equityholders may in the future exchange their NuScale LLC Class B Units for shares of Class A common stock (or, upon the election of NuScale Corp, cash in an amount equal to the net proceeds raised by selling such shares of Class A common stock in a contemporaneous underwritten offering), subject to certain restrictions. Such transactions are expected to result in increases in NuScale Corp’s share of the tax basis of the tangible and intangible assets of NuScale LLC. These increases in tax basis may result in increased tax depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that NuScale Corp would otherwise be required to pay in the future had such sales and exchanges never occurred.

NuScale Corp is party to the Tax Receivable Agreement with NuScale LLC, each of the TRA Holders (as defined in the Tax Receivable Agreement) party thereto and Fluor, in its capacity as TRA Representative (as defined in the Tax Receivable Agreement). Pursuant to the Tax Receivable Agreement, NuScale Corp will be required to pay 85% of the net cash tax savings from certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of any increases in tax basis and other tax benefits resulting from any exchange by the TRA Holders of NuScale LLC Class B Units for shares of Class A common stock or cash in the future. Any such payments to TRA Holders will reduce the cash provided by the tax savings generated from future exchanges that would otherwise have been available to NuScale Corp for other uses, including reinvestment or dividends to Class A stockholders. Cash tax savings from the remaining 15% of the tax benefits will be retained by NuScale Corp. NuScale Corp’s obligations under the Tax Receivable Agreement accelerate upon a change in control and certain other termination events, as defined therein. These payments are the obligation of NuScale Corp and not of NuScale LLC. The actual increase in NuScale Corp’s allocable share of NuScale LLC’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the shares of Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of the recognition of NuScale Corp’s income. While many of the factors that will determine the amount of payments that NuScale Corp will make under the Tax Receivable Agreement are outside of its control, NuScale Corp expects that the payments it will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on NuScale Corp’s financial condition. Any payments made by NuScale Corp under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to NuScale Corp. To the extent that NuScale Corp is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, as further described below. Furthermore, NuScale Corp’s future obligation to make payments under the Tax Receivable Agreement could make it a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement. See the section in the Prospectus entitled “Certain Relationship and Related Person Transactions - Tax Receivable Agreement.”
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

Moreover, the Tax Receivable Agreement provides that, in certain events, including a change of control, breach of a material obligation under the Tax Receivable Agreement, or NuScale Corp exercise of early termination rights, NuScale Corp obligations under the Tax Receivable Agreement will accelerate and NuScale Corp will be required to make a lump-sum cash payment to the Legacy NuScale Equityholders party to the Tax Receivable Agreement equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-

sum payment would be based on certain assumptions, including those relating to NuScale Corp future taxable income. The lump-sum payment could be substantial and could exceed the actual tax benefits that NuScale Corp realizes subsequent to such payment because such payment would be calculated assuming, among other things, that NuScale Corp would have certain tax benefits available to it and that NuScale Corp would be able to use the potential tax benefits in future years.

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

We are an emerging growth company (“EGC”) within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies”, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

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

The planned initial deployment of our NPM is subject to NuScale reaching a binding agreement for its scope of supply with Utah Associated Municipal Power Systems (“UAMPS”) and UAMPS reaching a binding engineering, procurement, and construction (“EPC”) contract with Fluor. If NuScale and Fluor do not enter into binding agreements with UAMPS, deployment of our NPM, power plants, and ongoing services could be significantly delayed, which could have a material adverse effect on our business and financial condition. Memoranda of understanding we have entered into with other potential purchasers are contingent, and may not result in binding agreements for the purchase of our products or services.

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

In conjunction with certain agreements related to the CFPP awarded to Fluor, pursuant to which we are developing the NRC license application for the CFPP and performing other site licensing and development activities, we entered into a Development Cost Reimbursement Agreement with CFPP LLC (the “DCRA”).

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

Under this agreement, the Company is required to have credit support to fund the amount of its potential reimbursement of these net development costs. The letter of credit requires the Company maintain a deposit in a demand account of a minimum 105% of the aggregate amount available to be drawn under all letters of credit outstanding. This account is included as Restricted cash in the amount of $18,900, on the accompanying condensed consolidated balance sheet and acts as collateral for the $18,000 letter of credit covering the total net development costs outstanding at September 30, 2022. This letter of credit is required to be updated on a quarterly basis using an estimated net development costs schedule agreed to by both parties.

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

Some electricity markets experience very low power prices due to a combination of subsidized renewables and low-cost fuel sources, and NuScale may not be able to compete in these markets unless the benefits of the carbon-free, reliable and/or resilient energy generation provided by our NPMs are sufficiently valued in the market. Given the relatively lower electricity prices in the United States when compared to many international markets, the risk may be greater with respect to business in the United States.

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

We rely heavily upon our relationship with Fluor, our majority owner, and our relationships with other of our investors and strategic partners to commercialize our NPM and our other products and services. We granted Fluor certain rights to provide engineering, procurement and construction services in connection with NuScale’s general plant design, project-specific designs and services typically performed by Fluor or its direct competitors. Similarly, we have entered into certain agreements with Doosan Heavy Industries and Construction Company, Ltd., IHI Corporation, and Sarens Nuclear & Industrial Services, LLC for certain planning, engineering, manufacturing and support activities, and JGC Holdings Corporation, an affiliate of Japan NuScale Innovation, LLC, related to the EPC and commissioning of the first NuScale plant in the United States and in other specific geographic areas, and with Samsung C&T Corporation related to certain EPC activities.

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
Any failure to effectively incorporate updates to the design, construction, and operations of NuScale plants to ensure cost competitiveness could reduce the marketability of the NuScale design and has the potential to impact deployment schedules.

Updating the design, construction, and operations of NuScale plants will be necessary to their competitiveness and attractiveness in the market, particularly in the United States where the price of power is generally lower than in other countries. If we are not able to achieve and maintain cost-competitiveness in the United States or elsewhere, our business could be materially and adversely affected.

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

The risks associated with radioactive materials and the public perception of those risks can affect our business. Opposition by third parties can delay or prevent the construction of new nuclear power plants and can limit the operation of nuclear reactors. Adverse public reaction to developments in the use of nuclear power could directly affect our customers and indirectly affect our business. In the past, adverse public reaction, increased regulatory scrutiny and litigation have contributed to extended construction periods for new nuclear reactors, sometimes delaying construction schedules by decades or more or even shutting down operations. In addition, anti-nuclear groups in Germany successfully lobbied for the adoption of the Nuclear Exit Law in 2002, which requires the shutdown of all German nuclear power plants by the end of April 2023. Adverse public reaction could also lead to increased regulation or limitations on the activities of our customers, more onerous operating requirements or other conditions that could have a material adverse impact on our customers and our business.

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

NuScale does not have manufacturing assets and relies on third party manufacturers to build our NPMs and associated equipment. Moreover, we are dependent on future supplier capability to meet production demands attendant to our forecasts. If our supply chain cannot meet the schedule demands of the market, our projected sales revenues could be materially impacted.

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

To date, we have not generated any material revenue, while we have substantial overhead expenses. We do not expect to generate meaningful revenue unless and until we are able to finalize development of and commercialize our SMR technology and related services, and we may not be able to do so on our anticipated timetable, if at all. We expect our expenses and capital expenditures to increase in connection with our ongoing activities, including developing and advancing our SMR and other products and services, obtaining further NRC design certifications of and SDAs for our SMR and completing our manufacturing preparation and trials. We also expect to incur additional costs associated with operating as a public company. Certain costs are not reasonably estimable at this time and we may require additional funding and our projections anticipate certain customer-sourced income that is not guaranteed.

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

Our funding plan relies on cost-shared funding provided through a cooperative agreement with the DOE. Significant funding has been received from the DOE under four separate cost-share awards granted since 2013. As of September 30, 2022, the DOE has obligated $233 million to the current program. The overall DOE contribution to NuScale LLC commercialization funding is more than $548 million. The current DOE award is a $700 million award ($350 million in government funding to be matched by $350 million in private funding). Funding is subject to at least annual Congressional appropriations, which may not be forthcoming. The fiscal year 2023 Congressional Budget Justification prepared by the DOE in connection with President Biden’s budget proposal to Congress, recites that approximately $40 million is requested for advanced SMR research and development, but no amounts are specified for the CFPP or U.S. domestic SMR demonstrations. The federal budget process is complex—the budget justification and Presidential budget requests are incomplete; Congress may appropriate different amounts than those requested; and the DOE has varying degrees of discretion to reprogram or transfer appropriated funds. Nonetheless, to the extent Presidential budget requests or DOE budget justifications result in a shift of Congressional appropriations away from SMR funding generally or projects we are developing specifically, those shifts could materially and adversely affect the amount of DOE funding available to us and our business.

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

The operations and properties of our customers are subject to a variety of federal, state, local and foreign environmental, health and safety laws and regulations governing, among other things, air emissions, wastewater discharges, management and disposal of hazardous, non-hazardous and radioactive materials and waste and remediation of releases of hazardous materials. Although NuScale’s business is to design and sell technology rather than to construct and own or operate power plants, we must design our technology so it complies with such laws and regulations. Compliance with environmental requirements could require our customers to incur significant expenditures or result in significant restrictions on their operations, and the failure to comply with such laws and regulations, including failing to obtain any necessary permits, could result in substantial fines or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring our customers to conduct or fund remedial or corrective measures, install pollution control equipment or perform other actions. More vigorous enforcement by regulatory agencies, the future enactment of more stringent laws, regulations or permit requirements, including relating to climate change, or other unanticipated events may arise in the future and adversely impact the market for our products, which could materially and adversely affect our business, financial condition and results of operations.

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
•regulatory delays, delays imposed as a result of regulatory inspections, and changing regulatory requirements, may cause a delay in our ability to fulfill our existing or future orders, or cause planned plants to not be completed at all, many of which may be out of our control, including natural disasters, changes in governmental regulations or in the status of our regulatory approvals or applications or other events that force us to cancel or reschedule plant construction, which could have an adverse impact on our business and financial condition; and
•challenges as a result of regulatory processes or in NuScale’s ability to secure the necessary permissions to establish these plant sites could delay our ability to achieve our target build rate and could adversely affect our business.

General Risk Factors

COVID-19 and any future widespread public health crisis could negatively affect various aspects of our business, make it more difficult for us to meet our obligations to our customers, and result in reduced demand for our products and services.

In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, previously placed significant restrictions on travel, many businesses announced extended closures, and many businesses and governmental agencies allowed employees to work remotely, which in some cases may reduce the effectiveness of those employees. If there is a resurgence in COVID-19 cases, travel restrictions and business closures may in the future adversely affect our operations locally and worldwide, including our ability to obtain regulatory approvals and to manufacture, market, sell or distribute our products, which could materially and adversely affect our business.

Many of our customers and suppliers worldwide were affected by COVID-19 and temporarily closed their facilities, which impacted the speed of our customer engagement and research and development. The impact of COVID-19 on NuScale’s operational and financial performance will depend on various future developments, including the duration and spread of the outbreak and impact on regulatory agencies, customers, suppliers and employees, all of which remain uncertain at this time.

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

We are currently named in a purported class action lawsuit related to the Transaction (see “Legal Proceedings”) and from time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources from the operation of our business and cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.

Risks Related to Ownership of Our Shares of Class A Common Stock or NuScale Corp Warrants

Our Organizational Documents designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for substantially all disputes between NuScale Corp and its stockholders.

Our Certificate of Incorporation and Bylaws (“Organizational Documents”) provide that the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware, shall be the exclusive forum for certain actions and claims. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with NuScale Corp or any of NuScale Corp’s directors, officers, or other employees, which may discourage lawsuits with respect to such claims. However, stockholders will not be deemed to have waived NuScale Corp’s compliance with the federal securities laws and the rules and regulations thereunder and this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, which provides for the exclusive jurisdiction of the federal courts with respect to all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, or the Securities Act. Further, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the

Organizational Documents provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision with respect to suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. If a court were to find the choice of forum provision contained in the Organizational Documents to be inapplicable or unenforceable in an action, NuScale Corp may incur additional costs associated with resolving such action in other jurisdictions, which could harm NuScale Corp’s business, results of operations and financial condition.

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

The price of Class A shares of common stock and NuScale Corp’s warrants may be volatile.

The price of Class A shares of common stock and NuScale Corp’s warrants may fluctuate due to a variety of factors, including:
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
•sales of shares of Class A common stock by our stockholders, including those who purchased shares of Class A common stock in a private placement in connection with the Merger; and
•general economic and political conditions such as recessions, interest rates, fuel prices, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism.

These market and industry factors may materially reduce the market price of shares of Class A common stock and NuScale Corp’s warrants regardless of the operating performance of NuScale Corp.

A significant portion of our total outstanding shares may be sold into the market. This could cause the market price of shares of Class A common stock to drop significantly, even if NuScale Corp’s business is doing well.

Sales of a substantial number of shares of Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of shares of Class A common stock.

As of November 1, 2022, there were (i) 51,855,154 shares of Class A common stock outstanding, (ii) 173,914,373 shares of Class A common stock issuable upon the exchange of NuScale LLC Class B units (together with cancellation of an equal number of shares of NuScale Corp Class B common stock) pursuant to the procedures set forth in the A&R NuScale LLC Agreement, and (iii) 31,395,072 shares of Class A common stock issuable upon the exercise of outstanding stock options and Warrants.

We have registered on a Form S-1 the potential resale of 209,870,307 shares of Class A common stock that otherwise could be subject to resale restrictions. We also have registered on a Form S-8 an aggregate of 32,503,809 shares of Class A common stock issuable upon exercise of (i) NuScale LLC options issued under the Fourth Amended and Restated Equity Incentive Plan of NuScale LLC and (ii) equity awards under the NuScale Corp 2022 Long-Term Incentive Plan. The market price of shares of Class A common stock could decline if the holders of shares sell them or are perceived by the market as intending to sell them.

NuScale Warrants and Options will become exercisable for shares of Class A common stock, which, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding Warrants to purchase an aggregate of 18,459,203 shares of Class A common stock are exercisable in accordance with the terms of the warrant agreement governing those securities. The exercise price of these warrants is $11.50 per share. In addition, outstanding options exercisable in exchange for an aggregate of 13,032,033 shares of Class A common stock are or will become exercisable in accordance with the terms of the Fourth Amended and Restated Equity Incentive Plan of NuScale LLC. To the extent such Warrants or options are exercised, additional shares of Class A common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the prevailing market prices of Class A common stock.

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
Not applicable
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
__________________________________________

† Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

NuScale Power Corporation

Date	By:	/s/ John Hopkins
November 14, 2022	Name:	John Hopkins
	Title:	Chief Executive Officer

Date	By:	/s/ Chris Colbert
November 14, 2022	Name	Chris Colbert
	Title:	Chief Financial Officer