Form 10-K
period 2022-12-31
NUSCALE POWER Corp
filed 2023-03-16
CIK 1822966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________
Commission file number 001-04321
____________________________________
NuScale Power Corporation
____________________________________
(Exact name of registrant as specified in its charter)

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

None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, as of June 30, 2022 was approximately $419 million.

APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had 69,900,572 shares of Class A common stock and 157,090,820 shares of Class B common stock outstanding as of March 13, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for its 2023 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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
• “combined interests” refers to the combination of shares of Class B common stock and NuScale LLC Class B units required to be exchanged for Class A common stock
• “common stock” refers collectively to shares of Class A common stock and Class B common stock.
• “Closing” refers to the closing of the Merger.
• “DOE” refers to the U.S. Department of Energy.
• “EPCDA” refers to Engineering, Procurement, Construction Development Agreement
• “EPZ” refers to Emergency Planning Zone
• “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.
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
• “G&A” expenses refers to general and administrative expenses.
• “IPO” or “Initial Public Offering” refers to the initial public offering of Spring Valley, which closed on
November 27, 2020.
• “Legacy NuScale Equityholders” refers to the holders of NuScale LLC units other than NuScale Power Corporation
• “Merger” refers to the merger of Merger Sub with and into NuScale LLC, with NuScale LLC as the surviving entity.
• “Merger Agreement” refers to the Agreement and Plan of Merger, dated as of December 13, 2021 (as amended, modified, supplemented or waived from time to time), between Spring Valley, Merger Sub and NuScale LLC.
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
• “NYSE” means the New York Stock Exchange.
• “Private Placement Warrants” refers to the 8,900,000 warrants to purchase Spring Valley Class A ordinary shares that were issued in a private placement concurrently with the IPO and converted in the Transaction into warrants to purchase Class A common stock.
• “Public Warrants” refers to the 11,500,000 redeemable warrants issued in the IPO and converted in the Transaction into warrants to purchase Class A common stock.
• “R&D” refers to research and development.
• “SEC” refers to the United States Securities and Exchange Commission.
• “Securities Act” refers to the Securities Act of 1933, as amended.
• “SMR” refers to small modular reactor.
• “Sponsor” refers to Spring Valley Acquisition Sponsor, LLC, a Delaware limited liability company.
• “Sponsor Sub” refers to SV Acquisition Sponsor Sub, LLC, a Delaware limited liability company.
• “Spring Valley” refers to NuScale Corp prior to the Merger and prior to the change of its name from Spring Valley Acquisition Corp. to NuScale Power Corporation.
• “Tax Receivable Agreement” or “TRA” refers to the tax receivable agreement entered into concurrently with the Closing between NuScale Corp, NuScale LLC and the Legacy NuScale Equityholders.
• “Transaction” refers to the transactions contemplated by the Merger Agreement.
• “Warrants” refers collectively to the Public Warrants and the Private Placement Warrants.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-K, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position and business strategy and the expectations, beliefs, intentions, plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “continue,” “could,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “will,” “would,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this annual report may include, for example, statements about:
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
•the potential for our business development efforts to maximize the potential value of our portfolio; and
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

Important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, are summarized below and described in more detail in the section of this annual report titled “Risk Factors”. If one or more of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we currently consider immaterial, or which are unknown. It is not possible to predict or identify all such risks. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. No person should take any statement regarding past trends or activities as a representation that the trends or activities will continue in the future.

Summary of Risk Factors

Our business involves significant risks, and you should carefully read and consider the factors discussed under “Risk Factors.” The following is a summary of some of these risks. If any of the following events occur, our business, financial condition and operating results, and the value of our Class A common stock and Warrants, may be materially adversely affected.

Risks Related to Our Structure and Governance
•We are subject to risks that include but are not limited to those risks related to our dependency on NuScale LLC to pay taxes, make payments under the Tax Receivable Agreement and pay dividends and fees associated with being a public company such as director retainers, NYSE and other regulatory filings;
•If NuScale LLC were treated as a corporation for United States federal income tax or state tax purposes, then the amount available for distribution by NuScale LLC could be substantially reduced and the value of NuScale Corp shares could be adversely affected;
•In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual tax benefits NuScale Corp realizes;
•NuScale is a “controlled company” under the NYSE listing standards and an “emerging growth company” (“EGC”) under the Securities Act, and as a result, its stockholders may not have certain corporate protections or receive disclosures that are available to stockholders of companies that are not controlled companies or EGCs.

Risks Related to NuScale’s Business and Industry

•We have not yet delivered an NPM to a customer or entered into a binding contract with a customer to deliver NPMs, and there is no guarantee that we will be able to do so;
•Competitors in China and Russia currently operate commercial SMRs and may have advantages in marketing their SMRs to potential customers;
•We may be unable to charge Utah Associated Municipal Power Systems (“UAMPS”), our first customer, for some costs we have incurred; we may be required to reimburse UAMPS if we fail to achieve specified performance measures, and we are required to hold restricted cash in the amount of $26.5 million to secure our reimbursement obligations and up to $81 million by the end of calendar year 2023, which amount will be unavailable for other expenditures;
•Any delays in the development and manufacture of NPMs and related technology, the failure of any commercial or demonstration missions, or the failure to timely deliver NPMs to customers may adversely affect our business and financial condition;
•We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to achieve or maintain profitability;
•The cost of electricity generated from nuclear sources may not be cost competitive with other electricity generation sources in some markets, and we may fail to effectively incorporate updates to the design, construction and operations of our plants to ensure cost competitiveness, which could materially and adversely affect our business;
•The market for SMRs is not yet established and may not achieve the growth potential expected or may grow more slowly than expected;
•Our commercialization strategy relies on our relationships with Fluor and other strategic investors and partners, who may have interests that diverge from ours and who may not be easily replaced if their relationships terminate;
•We may be unable to manage future growth effectively, which could make it difficult to execute our business strategy;
•If manufacturing and construction issues are not identified before design finalization, long-lead procurement and/or module fabrication, those issues will be realized during production, fabrication, construction or operation and may negatively affect plant deployment cost and schedule;
•We, and our customers, operate in a politically sensitive environment, and may be affected by the public perception of nuclear energy and accidents, terrorist attacks or other high-profile events involving nuclear materials;
•Our supply base may not be able to scale to the production levels necessary to meet sales projections, and a lack of availability and cost of component raw materials may affect the manufacturing processes for plant equipment and increase our costs;
•We depend on our senior management team and other highly skilled personnel, and we may not be able to successfully implement our business strategy if we are unable to attract qualified personnel;
•We may require additional future funding, which may be difficult or impossible to obtain on acceptable terms or at all and which may be negatively affected by the resale of shares of Class A common stock by selling securityholders which could result in a significant decline in the trading price of our Class A common stock;
•We may not receive the DOE cost share funding as a result of appropriations or allocations obligated by the DOE, which could affect how quickly we need additional funding;
•We may be unable to adequately protect our intellectual property rights, in particular rights in non-U.S. jurisdictions, and may be subject to infringement claims from others;
•Our design is only approved in the United States and we must obtain approvals on a country- by-country basis before we may sell its products abroad, which approvals may be delayed or denied or which may require modification to our design;
•At the end of 2022, we submitted SDA applications to approve a VOYGR-6 plant design and to raise the licensed output of our NPM from 50 MWe to 77 MWe. The NRC has begun the acceptance review. If the NRC does not approve our applications, the rework required to address NRC concerns could substantially delay the commercialization of our products;
•Our customers must obtain additional, site-specific regulatory approvals before they can construct power plants using NPMs, which may be delayed or denied;
•Our first customer project, CFPP, is dependent upon future congressional appropriations to fund the $1.355B cost-share award from U.S. DOE, which appropriations are uncertain as to amounts, timing or imposition of conditions that could result in the delay or termination of the project; and
•Our business is subject to a wide variety of extensive and evolving laws and regulations - including export and import controls, nuclear material and nuclear power regulations, and environmental regulations - and changes in and/or failure to comply with such laws and regulations could have a material adverse effect on our business.
•Sufficient funding for the CFPP DOE award in fiscal year 2024 will be necessary to maintain proposed schedules. The federal budget and appropriations process is complex and uncertain. Insufficient funding or delay in fiscal year 2024 funding could result in the delay or termination of CFPP.

•Our SDA applications may not be approved, and any rework necessary to address NRC concerns could significantly delay the commercialization of our products.

General Risk Factors

•Our business has similar vulnerabilities to cybersecurity events as other businesses, in that a cyber event may limit access to information needed to deliver our product to our customers, may compromise personnel or customer data kept in our systems, may corrupt proprietary information necessary to manufacture or receive regulatory approval for our designs, and may cause other similar difficulties as may be expected for a business of our kind.

Risks Related to Ownership of Our Shares of Class A common stock and Warrants

•We are subject to risks related to the volatility of the price of our Class A common stock and Warrants;
•The resale of shares we have registered on a registration statement on Form S-1, which represent a majority of the shares that are or will be outstanding, could cause the market price of our stock to drop significantly; and
•Warrants are exercisable for Class A common stock, which, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Part I
Item 1. Business
Unless the context otherwise requires, all references in this section to NuScale, the “Company,” “we,” “us” or “our” refer to the consolidated operations of NuScale Corp and NuScale LLC.
Overview
NuScale is redefining nuclear power through the development of proprietary and innovative SMR technology that will deliver safe, scalable, cost-effective and reliable carbon-free power. Our core technology, the NPM, can generate 77 MWe and is premised on well-established nuclear technology principles, with a focus on the integration of components, simplification or elimination of systems and use of passive safety features. We believe this results in a safe and highly reliable power plant, suitable to be sited close to where electricity or process heat is needed. Our flagship VOYGRTM power plant is a scalable plant design that can accommodate up to 12 NPMs, resulting in a total gross output of 924 MWe. NuScale expects the first VOYGR power plant to be operational in 2029.

Since 2007, we and the DOE have invested over $1.4 billion toward the development of our NPM and VOYGRTM power plant technology and we have been issued 469 patents globally, with an additional 186 patent applications currently pending. In September 2020, our 12-module VOYGR-12TM design (currently approved for 160 million watts of thermal power (“MWt”) or 50 MWe per NPM) became the first and only SMR to receive a U.S. Nuclear Regulatory Commission (NRC) Standard Design Approval (SDA) from the NRC. The NRC’s final rulemaking approving NuScale’s design certification was effective in February 2023. The approval was a critical milestone that allows customers to move forward with plans to develop VOYGR power plants, knowing that safety aspects of the NuScale design are NRC-approved. In December 2022, we applied for an SDA for an increase in NPM power from 50 MWe to 77 MWe (160 MWt to 250 MWt) per module, which we expect to receive in 2024. We expect to be ready to deliver modules to customers by 2028.
Our unique SMR has several key defining characteristics, including:
•Proven. Our NPM technology leverages existing light water nuclear reactor technology and fuel supply that have been operating globally for over 60 years.
•Simple. NuScale’s simple NPM design, based on natural circulation, integrates the reactor core, steam generators and pressurizer in a single factory-built vessel and eliminates the need for reactor coolant circulating pumps, large bore piping and other components found in conventional large-scale nuclear reactors. This simplicity improves safety and reduces capital and operational costs.
•Scalable. In addition to our flagship 12-module (924 MWe) VOYGR-12 power plant, we offer smaller power plant solutions including the six-module (462 MWe) VOYGR-6TM and the four-module (308 MWe) VOYGR-4TM. These VOYGR power plants can commence operation with one module and scale to house up to their approved capacity of twelve, six or four modules. This scalability will allow customers to right-size their up-front capital investment and economically increase installed capacity over time through the addition of NPMs.
•Safe. VOYGR power plants have been designed to be the safest in the world and have several industry-first advantages over conventional large-scale nuclear plants, including an unlimited “coping” period during which the NPMs can be shut down and kept in a safe condition without operator intervention, AC or DC power or any additional cooling water. As a result, we have numerous operational and commercial advantages including a safety case that supports a small, site-boundary emergency planning zone (“EPZ”) designation by the NRC, as well as various resiliency and reliability features including the ability to start and operate a plant without AC or DC power to provide first-responder power.
In addition to the sale of NPMs and our VOYGR power plant designs, we will offer a diversified suite of services throughout the development and operating life of the power plant. Our suite of services includes licensing support, testing, training, fuel supply services and program management, among others. We anticipate that our service offering will have high penetration rates across our customer base and will provide consistent, recurring revenues throughout the life of the VOYGR power plant. We expect service revenue to begin approximately eight years prior to a power plant’s commercial operation date and to extend throughout the life of the power plant.
Our potential customers are a mix of domestic and international governments, political subdivisions, utilities, state-owned enterprises and industrial companies in need of carbon-free, reliable energy. Our first contract to deploy a VOYGR power plant is with UAMPS. UAMPS is expected to deploy a six-module (462 MWe) VOYGR-6 power plant as part of its CFPP located at the Idaho National Laboratory near Idaho Falls, Idaho. Construction at the CFPP is expected to begin in 2025 and the plant is expected to be operational in 2029. Additionally, in November 2021, we signed a teaming agreement with

S.N. Nuclearelectrica to advance the delivery of our technology in Romania as early as 2029. In total, our sales pipeline currently includes over 120 active customer opportunities and 17 signed Memoranda of Understanding (“MOUs”) globally.
To date, the DOE has granted NuScale four separate cost-share awards totaling more than $656 million, including most recently, $350 million as part of a 5-year, $700 million 50/50 cost-share award granted in 2020. We also benefit from a global network of strategic investors and supply chain partners that we expect will play an integral role in bringing NuScale’s technology to market around the world. Fluor, a leading global engineering, procurement and construction (“EPC”) firm, is the majority stockholder in NuScale and collaborates with NuScale on plant standard design and the provision of EPC services to NuScale’s customers. Other strategic investors and supply chain partners include Doosan; Sargent & Lundy, LLC; Sarens; JGC; IHI; GS Energy Corporation; and Samsung C&T, among others.

Merger Transaction

On December 13, 2021, Spring Valley, NuScale LLC and Merger Sub entered into the Merger Agreement. On May 2, 2022, pursuant to the Merger Agreement, Merger Sub merged into NuScale LLC (the “Merger”) with NuScale LLC surviving, Spring Valley was renamed NuScale Power Corporation, and NuScale LLC continued to be held as a wholly controlled subsidiary of NuScale Corp in an “Up-C” structure (collectively, the “Transaction”). As a result of the Transaction, NuScale Corp holds all of the NuScale LLC Class A units (which are the sole voting interests at the NuScale LLC level) and Legacy NuScale Equityholders hold NuScale LLC Class B units (which are non-voting) and shares of NuScale Corp Class B common stock (which entitle the Legacy NuScale Equityholder to vote at the NuScale Corp level but which carry no economic rights). At specified times, in NuScale Corp’s discretion, Legacy NuScale Equityholders may exchange NuScale LLC Class B units (together with cancellation of an equal number of shares of NuScale Corp Class B common stock) for NuScale Corp Class A common stock.

The Transaction was accounted for as a reverse recapitalization as provided under GAAP, with NuScale Corp treated as the acquired company and NuScale LLC treated as the acquirer. This determination reflects that Legacy NuScale Equityholders hold a majority of the voting power of NuScale Corp, that NuScale LLC’s pre-Merger operations constitute the majority post-merger operations of NuScale Corp, and that NuScale LLC’s management team retained similar roles at NuScale Corp.

Industry
According to BloombergNEF’s New Energy Outlook 2021 “Red Scenario” (“NEO 2021”), which includes SMR capacity as part of the pathway to global net-zero carbon emissions, global power consumption is expected to increase 191% between 2020 and 2040, requiring approximately 22,000 gigawatts (“GW”) of additional generating capacity. Today, the energy and power markets are undergoing dramatic changes as they shift from fossil fuels to carbon-free sources. A series of technological, economic, regulatory, social and investor pressures are leading the drive to decarbonize electricity and other sectors, such as transportation (electric vehicles) and buildings (electric heating). As such, the majority of required global capacity additions, including the replacement of existing carbon-intensive power generation, is expected to come from carbon-free generation.
Technology Improvements. Technology advancements will continue to have a tremendous influence on world energy mix in the future. According to the BloombergNEF, solar photovoltaic (“PV”) capacity has grown 37% annually since 2000 and now accounts for approximately 10% of global power generation capacity. A primary reason for this growth has been technological advances throughout the solar value chain, resulting in an approximate 96% decline in PV module prices from $4.90 to $0.20 per watt over that same period, according to International Energy Agency. We believe that technological improvements in SMRs and other carbon-free generation sources will catalyze similar adoption trends going forward.
Economic and Reliability Requirements. Utilities are looking to deploy carbon-free power generation technologies due to a variety of economic and reliability drivers. Renewables, such as wind and solar, now have a levelized cost of electricity similar to that of many traditional forms of power and have become a focal point in the push to deploy carbon-free generation. However, renewables alone are not a practical solution for regional power grids and baseload generation is required to solve for factors such as intermittency, transmission constraints and land use limitations. In these cases, we believe that nuclear, and specifically SMRs, are the only viable carbon-free baseload power solution that can address the global need for carbon-free generation.

Regulatory Mandates and Government Funding. On December 8, 2021, President Biden signed an executive order mandating all electricity procured by the government be 100% carbon pollution-free by 2030, including at least 50% from around-the-clock dispatchable generation sources. The order also requires that federally owned buildings produce no net emissions by 2045 and that each federal agency achieve 100% zero-emission vehicle acquisitions by 2035. Additionally, on November 15, 2021, the U.S. Infrastructure Investment and Jobs Act was signed into law that includes $65 billion in funding for power and grid investments. This includes investments in grid reliability and resiliency as well as clean energy technologies such as carbon capture, hydrogen and advanced nuclear, including SMRs.
Internationally, more than 190 countries and the European Union have signed the Paris Agreement, which seeks to keep the rise in mean global temperature to below 2°C above pre-industrial levels. Currently, more than 130 countries, including China and the United States – the countries with the first and second largest CO2 emissions globally – have now set, or are considering setting, a target of reducing net emissions to zero by mid-century.
Social and Environmental Preferences. The effects of climate change, including extreme weather events and rising temperature, and the resulting health and socio-economic stability of at-risk populations, have led to a societal focus on the environment. As a result, a global shift is occurring in societal preferences for a reduction in greenhouse gases and a move towards carbon-free power.
Investor Pressures. ESG investing has accelerated as institutional investors shift their portfolios away from carbon‐intensive assets. According to a recent study by the Global Sustainable Investment Alliance, in 2020 approximately 36% of global assets under management are “sustainable investments” that consider ESG factors. This shift in investor sentiment has caused many large integrated energy companies, such as BP plc and Royal Dutch Shell plc, to set decarbonization strategies and diversify into different forms of carbon-free energy.
Our Market Opportunity
According to the NEO 2021, approximately 16,000 GW of carbon-free generation capacity additions are required globally through 2040 to meet domestic and international climate goals. These additions are a result of the growth in projected power use and the replacement of existing carbon-intensive generation, primarily from coal, oil and natural gas.
Although critical in helping meet climate goals, renewables, such as solar and wind, and hydroelectric are constrained due to intermittency, seasonality and issues associated with land use and grid interconnections. According to the U.S. Energy Information Administration, the average 2020 capacity factor (the ratio of actual power output over generation capacity) for solar, wind and hydro was 24.2%, 35.3%, and 40.7%, respectively, compared to 92.4% for nuclear. In most regions globally, flexible and dispatchable sources, such as long-duration storage, geothermal, gas, coal with carbon capture and nuclear will be essential. Among these sources, SMRs represent an attractive option based on their near-term viability, competitive costs, carbon-free emissions and reliability.
Market Opportunity and the Role of SMRs
SMRs are small nuclear reactors designed with scalable technology using module factory fabrication that pursue economies of series production and short construction times. The four primary technologies currently being pursued in SMRs are water-cooled reactors, fast neutron reactors, high temperature gas reactors and molten salt reactors. Light water reactors, such as our NPM, are considered by the World Nuclear Association to have the lowest technological risk and are the most developed from a commercial perspective benefiting from decades of proven technology.
SMRs have a number of inherent advantages over traditional large-scale nuclear and other carbon-free power generation, including:

•Simplicity of Design. Large scale nuclear plants, which typically generate 1 GW or more, are complex in terms of design and construction. SMRs are simpler to manufacture, construct, operate and maintain. SMRs are also designed to eliminate many of the nuclear components needed in large-scale plants which adds to their simplicity.
•Enhanced Safety Features. Although our NPM is the only SMR with an NRC-approved safety case, according to the DOE, “small modular reactors have the potential for enhanced safety and security compared to earlier designs.” The smaller reactor core and reduced potential for off-site release from SMRs means SMRs may be located closer to population centers and industrial facilities needing process heat. The robust design, small fuel inventory, and multiple barriers preventing fission product release contribute to a low probability and consequence of radionuclide release, even under extreme upset conditions, thus simplifying the emergency preparedness and response and providing a basis for reducing the EPZ. NuScale is the only company to obtain approval of its EPZ methodology from the NRC (or any other national government nuclear regulatory body) and NuScale is the only SMR developer to have an approved regulatory basis for obtaining a site boundary EPZ.
•Economics versus Traditional Nuclear. Traditional large-scale nuclear facilities have high upfront capital costs due to the size of the power plants as well as long construction times. These plants require significant resource planning and utilities have hesitated to deploy the capital necessary to build large-scale nuclear plants because of these high costs. SMRs are simpler, smaller and the reactors are largely factory built, leading to shorter construction times and greater cost predictability.
•Modular and Scalable. SMRs can more easily match customer needs and avoid surplus capacity. Modularity results in splitting power plant development between the factory and the field, reducing the schedule risk that has impacted large reactor construction projects. The NuScale modular design has the benefit to customers of being right-sizable upon construction and scalable over time.
•Smaller Footprint. According to information published by E3 Consulting, we estimate that our SMR uses up to 99% less land per MWh compared to wind and solar projects. We expect this resource efficiency will also extend to construction materials, such as steel, cement, concrete and glass: according to a 2015 DOE study, nuclear power generators required 90% less construction material on a tons per terawatt-hour basis than wind and solar upstream collection systems and generators. Furthermore, SMRs can be sited closer to the end-user, significantly reducing the need for transmission infrastructure while also providing ancillary benefits such as process heat to end users.
Our Technology
Our NPM is the product of approximately 16 years of research and development by NuScale and key collaborators, including Oregon State University and the Idaho National Laboratory. Over $1.4 billion (including non-dilutive DOE grants) has been invested to date and the technology is protected by 655 issued and pending patents globally.
A NuScale power plant is composed of multiple NPMs. Each NPM is capable of producing 77 MWe. The NPM consists of an integral reactor composed of the reactor core, helical coil steam generators and pressurizer within the reactor pressure vessel, enclosed in a steel containment vessel. The reactor core consists of an array of fuel assemblies and control rod clusters at standard enrichments. The helical coil steam generator consists of two independent sets of tube bundles with separate feedwater inlet and steam outlet lines. The integral reactor measures 65 feet tall and 9 feet in diameter. The containment vessel measures 76 feet tall and 15 feet in diameter and is much smaller and stronger than the concrete containment shells for large reactors. The NPM operates inside a stainless-steel lined water-filled pool located below ground level.
Our NPM technology leverages existing light water nuclear reactor technology and fuel that has been operating globally for over 60 years. The reactor operates using the principles of buoyancy-driven natural circulation; hence, no pumps are needed to circulate water through the reactor. Once the heated water reaches the top of the riser, it turns downward into an annulus where the hot water flows over the steam generator tubes. Water in the reactor system is kept separate from the water inside the steam generator to prevent contamination. As the hot water in the reactor system passes over the hundreds of tubes in the steam generator, heat is transferred through the tube walls and the water inside the tubes turns to superheated steam. This innovative design eliminates the need for reactor coolant pumps, large bore piping, complex safety systems and other components found in conventional large-scale nuclear reactors. The result is a simplified system that improves safety and reduces capital and operational costs.
Design Features and Innovations
Our NPM introduces a number of key design innovations that allows us to be the safest and most reliable provider of nuclear energy. Our design features include:

•Proven Technology. Our NPM design relies on well-established pressurized, light water reactor technology. As such, a VOYGR power plant can be licensed within the existing regulatory framework for light water reactors, drawing on a vast body of established research and development, proven codes and methods and existing regulatory standards. Because our technology was designed on the basis of this proven foundation, we believe NuScale has a significant advantage over other alternative and yet unproven nuclear technologies that may come to market, both with respect to obtaining regulatory approvals and attracting customer interest. NuScale received NRC Standard Design Approval for its 12-NPM, 50 MWe design in September 2020 and design certification in February 2023. NuScale has applied for NRC Standard Design Approval for its 6-NPM, 77 MWe design.
•Single, Integrated Unit. The NPM incorporates all of the components for steam generation and heat exchange into a single integrated unit. This design eliminates all large bore interconnection piping, which is historically a potential source of failure and cause of construction complexity for large-scale reactors.
•Compact Size. Each NPM, including the containment vessel, can be entirely fabricated in a factory and shipped by rail, truck, or barge to the power plant site for assembly and installation. Fabrication of the modules in a factory environment reduces fabrication cost, improves quality, reduces construction time and increases schedule predictability. This is a distinct benefit compared to traditional large-scale nuclear plants in which reactors are built on-site and only after their completion can the balance of the plant be constructed. We can fabricate our NPMs in parallel with VOYGR power plant construction, saving time and reducing complexity, labor and construction costs.
•Natural Circulation. The reactor core of our NPM is cooled entirely by natural circulation of water. Natural circulation provides a significant advantage in that it reduces capital and operational costs by eliminating reactor coolant pumps, pipes and valves and the associated power, maintenance and potential failures of those components.
•Refueling and Maintenance Innovations. Each NPM can produce power continuously for approximately 20 months before refueling is required. Because of the multi-module design of VOYGR power plants, each NPM can be refueled in a staggered manner, reducing total plant output by only 77 MWe for approximately 10 days. This significantly reduces the cost of replacement power compared to large-scale nuclear plants (typically 1,000 MWe) that must shut down their entire capacity for any outage. Whereas large-scale nuclear plants can require as many as 1,000 or more individuals for refueling and associated outage activities, a VOYGR power plant can undergo the same refueling and outage activities with a much smaller, permanent, in-house crew of as few as 50 individuals.
•Multi-Module Control Room. NuScale has designed, and received NRC approval for, an innovative control room that can control up to 12 NPMs with only three licensed operators. This compares with traditional large-scale nuclear plants that require a minimum six licensed operators for three reactors. This innovation is enabled by NuScale’s proprietary platform called the Highly Integrated Protection System (“HIPS”). The HIPS platform provides a robust safety platform to monitor NPMs and protect VOYGR power plants from potential cybersecurity attacks.
Safety Case

NuScale’s design innovations have allowed for a number of industry-first and best-in-class safety attributes.

•Unlimited “coping period”. Our NPMs are designed with fully passive safety systems and are kept safe in a cooling condition for an unlimited time following any extreme event that renders a power plant without external power. During the span of such an event and for an unlimited time, the VOYGR power plant does not require any internal or external human or computer actions, AC or DC power or additional water to cool the reactors (referred to as NuScale’s Triple Crown For Nuclear Plant Safety). An unlimited coping period is unprecedented for commercial light water nuclear reactors. Historically, commercial light water nuclear reactors have maximum coping periods of 72 hours before operator action is required to keep the reactor safe.
•Support for Site Boundary EPZ. NuScale’s VOYGR power plants have been designed to allow an NRC-approved EPZ that does not extend beyond the power plant site boundary (the restricted area controlled by the plant owner). The NRC has approved NuScale’s methodology for calculating EPZ size. This methodology, approved solely for

NuScale’s unique passively safe design, demonstrates that most NuScale plant sites in the U.S. can be approved with a 300-yard “site-boundary” EPZ. Currently operating commercial nuclear power plants in the U.S. are required to have a 10-mile radius EPZ from the reactor site and the population within the EPZ must be capable of evacuating within a specified time period. The smaller EPZ enables VOYGR power plants to be sited closer to end-users, which is of particular importance to process heat off-takers and to owners seeking to repower retiring coal-fired generation facilities.
•No Requirement for Backup Power. The NRC concluded that NuScale’s safety design eliminates the need for “Class 1E” power – i.e., safety-related, backup power. This means that VOYGR power plants do not need costly emergency diesel generators to ensure the safety of the reactors in the event of a power loss. Today, no operating nuclear plant in the United States can make this claim.
•Resilience to Man-made and Natural Events. The VOYGR reactor building is designed to withstand the impact from man-made and natural events, including floods, earthquakes (in excess of the Fukushima event), tornados and hurricanes in excess of 280 mph winds, and the impact of a large commercial airplane. The VOYGR power plant is also designed to safely shut down following an electromagnetic pulse or geomagnetic disturbance.
Technology-Enabled Operational Features
NuScale’s design innovations and best-in-class safety case create a number of technology-enabled operational features that no other carbon-free generation source can claim. These features address a host of critical industry needs with respect to grid resiliency and reliability and provide customers with related commercial benefits that other power generation solutions do not provide. Select features of NuScale’s VOYGR power plants include:

•No Requirement for connection to the grid. The VOYGR plant is the only commercial nuclear power plant approved by the NRC without requiring any connections to the transmission grid for safety. This allows off-grid operation such that NuScale plants can be sited in the proximity of industries needing electricity and process heat. It also enables a NuScale plant to replace a coal fired power station located at the end of a single transmission line.
•First Responder Power. When the transmission grid is lost, traditional large-scale nuclear power plants automatically and rapidly shutdown. Large-scale nuclear power plants are not capable of restarting, nor are they permitted to do so, until the transmission grid is restored because power from the grid (supplied by two off-site sources) is required to power the safety systems and operate the equipment necessary to start the power plant. The VOYGR power plant would remain at power, ready to immediately sell electricity to the grid when the grid is back online, making it a first responder to the restoration of the transmission grid.
•Black-Start Capability. A VOYGR power plant can start up from cold conditions without external grid connections. This NuScale design capability is a first-of-a-kind for the nuclear industry.
•Island Mode Power. A single NPM can supply all the “house load” electricity needs of the plant while also continuing to provide power to a local industrial customer or mission critical facility without external grid connection via a micro-grid connection.
•Highly Reliable Power. VOYGR-12 power plants will be able to provide 154 MWe of power to mission critical facilities with 99.95% availability over the 60-year life of the plant. In the event of a catastrophic loss of offsite grid and disruption of transportation infrastructure, a VOYGR-12 will be able to provide up to 120 MWe to a mission critical facility micro-grid for at least four years without refueling.

Design Validation and Testing
NuScale’s safety design has been validated through rigorous testing of critical components, such as fuel assemblies, control rod and control rod mechanisms and the integral helical coil steam generators. NuScale has constructed an electrically-heated, one-third scale, full-pressure and temperature integral thermal-hydraulic test facility that demonstrates the operation of the entire nuclear steam supply system and safety systems.
In addition, we have proven the ability to safely operate 12 NPMs from a single control room by building and operating a full-scale simulated control room. Through comprehensive testing in this simulator, NuScale has shown that the demands on the reactor operators are significantly reduced compared with traditional large reactors, as a result of the simplicity of the design, advancements in digital controls, and the fact that NuScale’s design requires no operator-initiated safety functions for all design basis events. Through comprehensive analyses, demonstrations and audits, the NRC has approved NuScale’s conduct of operation such that three licensed operators can safely operate a VOYGR-12 plant without the need for a Shift Technical Advisor, a key safety-related role required by the NRC for all existing large-scale nuclear plants.
Products and Services
NuScale has determined that it currently operates in a single segment and will periodically reassess that determination as it nears commercialization and deployment of its NPMs.
NuScale Power Modules and NuScale VOYGR Power Plants

NuScale currently offers VOYGR power plant designs for three facility sizes that are scalable in that they are capable of housing from one to four, six or twelve NPMs. For each of these plant configurations, the total facility gross electric output can be as much as 308 MWe, 462 MWe or 924 MWe, respectively, based on a nameplate capacity of each NPM of 77 MWe. This scalability allows customers to right-size their up-front capital investment and economically increase installed capacity over time through the addition of NPMs as needed.

A customer seeking to deploy a VOYGR power plant will be granted a license from NuScale to construct, operate, maintain and decommission the VOYGR plant. NuScale will also provide design and nuclear regulatory licensing basis information necessary for the customer to obtain regulatory approval to construct and operate the power plant. In exchange for this license, the customer will pay an upfront technology licensing fee to NuScale.

Sale of NuScale Power Modules. In addition to the customer paid technology license, NuScale also expects to sell to the customer major nuclear engineered equipment. For the VOYGR power plant, this will consist of the NPMs, the reactor building crane, module assembly equipment and other equipment associated with the nuclear steam supply system and nuclear fuel handling. NuScale expects to provide the manufacturing and delivery of modules to the customers’ VOYGR power plant site on a contracted basis. NuScale also expects to receive payment related to the fabrication of the NPMs coincident with the order of materials and commencement of manufacturing so that no working capital will be required from NuScale for work-in-progress or finished inventory.
The VOYGR-12, VOYGR-6 and VOYGR-4 can each commence operation with as few as one module and scale to house as many as twelve, six or four modules, respectively. This scalability allows customers to right-size their up-front capital investment and economically increase installed capacity over time through the addition of NPMs as needed.
Services

We will also offer customers a diversified suite of services throughout the life of the power plant, beginning approximately eight years prior to a plant’s commercial operation date. Pre- and post-operation date service offerings provide customers with critical services related to the licensing, design, development, constructing, operation and maintenance of the VOYGR power plant. As a first mover and developer of the power plant’s nuclear technology, we believe we are well positioned to be a trusted service provider. As such, we anticipate our services will have high penetration rates and will provide consistent, recurring revenues that could become significant once a large number of VOYGR plants are in operation.
Our services include:
•regulatory licensing support, including in the United States preparation and prosecution support for the customer’s desired regulatory approval regimes under either 10 CFR, Part 50 or Part 52 pursuant to U.S. NRC regulations;
•start-up testing and commissioning support;
•training to support initial and ongoing power plant operations;
•management of all aspects of the U.S. NRC required inspections, tests, analysis and acceptance criteria process;
•NPM mechanical handling;
•initial and ongoing fuel bundle loading and movement;
•design engineering management during commercial operation;
•operations and maintenance program management, including regulatory compliance reporting support;
•procurement and spare parts management;
•nuclear fuel management including reload analysis;
•outage planning and execution support; and
•system verification and validation for safety and non-safety systems.
Competitive Strengths
Only Viable Carbon-free Baseload Power. Nuclear is the only viable carbon-free baseload power available to address the global need for carbon-free generation and to meet decarbonization targets year-round. Traditional baseload technologies, such as gas and coal, are carbon intensive; traditional nuclear is costly, complex and frequently subject to cost-overruns; and hydroelectric power is dependent on geography, rainfall, curtailment and other factors. Renewables such as wind and solar are intermittent and weather dependent, and batteries have not been scaled to make these viable baseload power sources. SMRs such as NuScale’s VOYGR power plants provide highly reliable, cost-effective, carbon-free baseload power to electric grids – no other existing baseload technology can claim the same benefits on the scale needed to address the world’s growing needs.
Innovative Technology Platform and Intellectual Property Portfolio. We have 469 patents issued and an additional 186 patents pending. These 655 patents protect key aspects of our technology, and we continue to grow our intellectual property portfolio. In addition, we have a highly educated workforce of 556 employees, of whom 248 have master’s degrees in engineering and science and 29 have Ph.Ds. We believe our intellectual property rights, as well as our highly skilled personnel are important assets necessary to maintain our competitive advantage in the market and expand on our technology platform.
First to Receive an SDA from the NRC. Although China and Russia have currently operating SMRs, ours is the first and only SMR to receive a Standard Design Approval (SDA) from the NRC. This is an important regulatory milestone that provides customers with certainty – knowing that the NRC approves of the plant design – before committing significant capital to develop a nuclear facility. The SDA process took NuScale 41 months to complete – including preparation, application and receipt of approval. This was the fastest any nuclear reactor company has ever received approval from the NRC. To date, no SMR or advanced reactor company other than NuScale has even applied to the NRC for SMR design approval. We believe that this, and the fact that our design approval timeline was based on well-established light water nuclear technology, provides NuScale with a solid competitive advantage over other SMR competitors.
Unparalleled Safety Case. NuScale’s innovative, fully passive safety system design addresses the historical concerns of traditional large-scale nuclear power plants. In the event of a total loss of power to the facility, a VOYGR power plant does not require any operator or computer actions, grid connection or emergency backup power or additional water to cool the reactors and can remain safe indefinitely. All large-scale nuclear reactors require one or all three of these within a period of days. The rigorously tested safety case results in an array of applications and commercial opportunities for NuScale that traditional nuclear power plants cannot support, and VOYGR power plants can be located closer to end-users and population centers.
Global Network of Strategic Investors and Supply Chain Partners with DOE Support. We have developed a global network of blue-chip supply chain partners, many of which are investors in NuScale. We believe these partners will play a critical role in the successful procurement and fabrication of components, manufacture of our NPMs and fuel supply. In addition, we have also received significant financial and regulatory support from the DOE since the inception of NuScale. No other SMR or advanced nuclear technology has received the level of awards or grants (combined, among us and our customers) that the NuScale design has, and we maintain a strong relationship with the DOE.
Cost-Competitive. We are cost-competitive in the United States, where the prevailing wholesale cost of baseload electricity is relatively low, and we are even more competitive globally where the baseload cost of electricity is typically higher. However, when customers decide on a generation technology, headline cost is not the only consideration. Our technology’s reliability, resiliency and flexibility are key attributes both customers and regulators value that are not captured in LCOE. We believe our competitive cost coupled with our differentiated capabilities gives us an advantage to other technologies.
Visionary Management Team. We have an experienced and passionate team of leaders and innovators who have developed the technology over the years and run the operations of the business today. Our management team has an average of over 8 years at NuScale (founded 16 years ago) and 35 years of commercial and energy industry experience. Our executives have extensive prior management experience in nuclear and engineering organizations, such as the NRC, United States Navy, DOE, General Electric Company, Exelon Corporation, Framatome, Babcock & Wilcox Company, LLC and others. Among key members of NuScale’s executive leadership team is Dr. José N. Reyes, Ph.D., co-founder and Chief Technology Officer of the Company. Dr. Reyes is co-designer of the NuScale SMR and is an internationally recognized expert on passive safety system design, testing and operations for nuclear power plants. Dr. Reyes has served as a technical expert at the International Atomic Energy Agency and as an engineer with the Reactor Safety Division of the NRC. He is Professor Emeritus in the School of Nuclear Science and Engineering at Oregon State University, was inducted into the National Academy of Engineering in 2018 and holds over 150 patents granted or pending in 20 countries.
Competition
Our competitors are other power generation technologies, including traditional baseload, renewables, long duration storage and other nuclear reactors, including SMRs. We believe our competitive strengths differentiate us from our competition globally, in part because NuScale’s SMR technology is currently the only NRC-approved SMR technology capable of meeting the growing demand for carbon-free baseload generation.
Traditional Baseload. According to BloombergNEF, approximately 62% of global generation capacity in 2020 was natural gas, coal, oil and large-scale nuclear. These technologies are highly reliable, cost-effective, dispatchable and land use efficient. However, with the exception of traditional large-scale nuclear, these resources are carbon-intensive and we expect them to largely be replaced with carbon-free generation over time. Traditional large-scale nuclear power plants, while carbon-free, require significant upfront capital expenditures, have a history of extensive construction times, complex safety systems and do not have business cases apart from utility-scale generation. We believe our carbon-free SMR technology contains all of the positive attributes of traditional baseload and addresses many of the flaws of traditional nuclear power plants.
Renewables. According to BloombergNEF, approximately 38% of global generation capacity in 2020 was wind, solar, hydroelectric and other renewable power generation sources. Although these sources generate carbon-free power, wind and solar are highly intermittent and non-dispatchable, and hydroelectric is seasonal and subject to curtailment. Additionally, since renewables are weather-dependent, they are too unreliable to support certain end-use cases, including mission-critical applications or industrial applications that require extensive on-site, always-available power. Due to their innovative design NuScale VOYGR plants can operate as baseload generation, load-follow renewables and/or support key industrial applications.
Other Advanced Nuclear Reactors. There are several reactor technologies that are in various stages of development, such as high temperature gas-cooled reactors, fast reactors, molten salt reactors, fusion technologies and others, and commercial SMRs are currently operating in China and Russia. These technologies, like ours, are designed to be clean, safe and highly reliable. However, these technologies have not received regulatory approval in the United States, and many of the technologies have not been demonstrated and do not have fuel supply infrastructure in existence. Currently, we have the only SMR that has received a Standard Design Approval from the NRC, and no other SMR company or customer has even applied for approval. Achieving Standard Design Approval is a regulatory process that took us over $500 million to prepare and 41 months and over $200 million to complete.
Customers
NuScale’s potential customers include governments, political subdivisions, state-owned enterprises, investor-owned utilities and other commercial and industrial companies, both in domestic and international markets. Our end-markets can be broken down into two general subsets: baseload generation and industrial applications. Baseload generation includes repurposing coal-fired facilities to nuclear or new clean baseload capacity. Many industrial customers require significant energy needs such as chemical plants, direct air capture facilities, hydrogen production facilities, oil refineries, metal smelters and water desalination plants. Our technology can provide the necessary reliable electricity and heat energy to these facilities in an environmentally efficient manner.

Today we have a pipeline of over 120 customer opportunities globally which range from customer leads to a contracted customer. We currently have two contracts in place with UAMPS and RoPower that have stated commercial operation dates in 2029-2030. We also currently have 17 MOUs in place with both utility and industrial customers across North America, Europe, the Middle East, Africa and Asia. MOUs are an important step toward advancing to a definitive contracted customer and we believe many of these MOUs will convert into signed contracts over time. In December 2022, we completed our Standard Plant Design (“SPD”), which provides potential customers with a generic VOYGR power plant design that will serve as a starting point for deploying site-specific designs, including supporting client licensing and deployment activities. Prospective customers in the United States are gaining an understanding of the potential benefits from the Inflation Reduction Act of 2022, which provides production tax credits for existing nuclear power plants but, more importantly, for new nuclear power plants and specifically for advanced reactors and small modular reactors. International customers seeking to decarbonize and meet climate change goals are increasingly looking at NuScale Plants as their means to meet energy needs and carbon-reduction goals.
UAMPS. UAMPS is our first customer. UAMPS is a political subdivision of the State of Utah that provides energy services to public power systems in six western states. UAMPS plans to deploy a NuScale VOYGR-6 power plant for its CFPP located at the Idaho National Laboratory near Idaho Falls, Idaho. The DOE issued a Site Use Permit to UAMPS for the CFPP in February 2016, and the final site was selected in July 2019. In October 2020, the DOE approved a $1.4 billion multi-year cost share award to UAMPS' wholly owned subsidiary, CFPP LLC, to fund the development and construction of the CFPP. In 2020, UAMPS started site characterization activities necessary for licensing and construction for the CFPP site. The anticipated commercial operation date for the plant, based on UAMPS schedule, is 2029. We are currently under contract to provide various services to CFPP including support of license applications, startup and testing, initial training and initial fuel services. Additional details regarding, and risks associated with, our arrangements with UAMPS is described in “Risk Factors—Commercialization Risk Factors—We may be unable to charge UAMPS, our first customer, for some costs we have incurred and we may be required to reimburse UAMPS if we fail to achieve specified performance measures.”
RoPower/SNN. On November 4, 2021, NuScale and Nuclearelectrica, a national energy company in Romania that produces electricity, heat and nuclear fuel, signed a teaming agreement to advance the delivery of NuScale’s SMR technology, then expected to be as early as 2027. NuScale and RoPower Nuclear S.A. (RoPower), owned in equal shares by S.N. Nuclearelectrica S.A. and Nova Power & Gas S.A., announced on January 4, 2023, that a contract for Front-End Engineering and Design (FEED) work was signed between parties on December 28, 2022, marking a significant step toward the deployment of a NuScale VOYGR small modular reactor (SMR) power plant in Romania by 2029.
Other Potential Customers. We have signed non-binding MOUs with 17 potential customers around the world, including in North America, Europe, the Middle East, Africa, and Asia. Potential customers with which we have publicly announced MOUs include Bruce Power, CEZ Group, Grant County PUD, Shearwater Energy, Prodigy Clean Energy Ltd., Energoatom, Kazakhstan Nuclear Power Plant and Kozloduy NPP – New Build Plc.

Growth Strategy
We intend to grow our business by leveraging our competitive advantages in scalability, safety, reliability and cost. We have a number of avenues to achieve our growth objectives:

Traditional and New Applications. We believe the market for NuScale VOYGR power plants is wherever non-intermittent, reliable, carbon-free power is needed. Initially, we are focused on replacing carbon intensive coal-fired power plants and as an alternative to new-build gas-fired generation. Additionally, we are focused on marketing VOYGR power plants to industrial and micro-grid customers in sectors that include direct air capture, water desalinization, hydrogen production and mission critical facilities.
International Customer Development. We continue to develop our international customer base as we foresee a majority of our customer demand over the long-term to be outside of the United States. Our team puts significant effort into developing dialogue with foreign governments and corporations in order to educate and market our technology. The 2021 United Nations Climate Change Conference and other global climate events have generated significant inbound interest from potential global customers. We will continue to strengthen relations with these parties to accelerate sales globally. In our sales pipeline we have identified more than 45 potential customers with interest in exploring nuclear power for their baseload needs.
Technology Advancements. Using our innovative technology platform and robust intellectual property portfolio, NuScale is well-positioned to continue making technology advancements over time. These improvements include increasing power output, simplifying operations, reducing construction time and reducing production cost. Just as we increased power to 77 MWe per module without increasing module size or construction costs, our R&D team is continuously researching and developing ways to improve our technology and meet our customers’ energy needs – creating top line growth opportunities and potential for additional margin capture by NuScale over time.
Development of New Products. We continue to explore the development of innovative new products based on our core NPM technology. For example, we are developing a micro-reactor for niche end-markets. Our micro-reactor design is a 0.01 MWe to 10 MWe module intended to supply power to remote, off-grid and small communities. Use applications could include mining, universities, space power, military installations and disaster relief. These micro-reactors are expected to be small, compact, highly reliable, fully automated and rapidly deployable.
Supply Chain
We have an established global supply chain ecosystem for all NPM components and for the construction of VOYGR power plants. We also have strategic and commercial partnerships in place globally that allow us to outsource the manufacturing of key NPM components, including the upper and lower reactor pressure vessels (riser and core internals), the steam generator and the upper and lower containment vessels.
We are working with suppliers, such as Doosan Enerbility; Precision Custom Components; Sarens; Curtiss-Wright Corporation; and IHI, among others, who we expect to build components of NPMs to our specifications. Other key suppliers include Framatome, SA (fuel assemblies), Honeywell International Inc. (control systems), Paragon Energy Solutions (protection systems), Sensia LLC (sensors and instrumentation) and PaR Systems, Inc. (reactor building crane).
Partnerships

Fluor. Fluor, a leading global EPC firm, is the majority stockholder in NuScale and collaborates with NuScale on plant design and is a provider of engineering, project management, procurement and construction services. A number of the strategic investors including Fluor have business collaboration agreements with NuScale, under which the strategic investors have rights to perform engineering, procurement, construction and other specified services for NuScale.
DOE. The U.S. Department of Energy has granted NuScale four separate cost-share awards totaling more than $656.0 million to develop, certify and commercialize our SMR technology. DOE-funded research in 2003 helped accelerate the development of NuScale’s SMR prior to forming NuScale in 2007. In addition to the DOE awards made to NuScale, UAMPS, our first customer, has received a $1.4 billion DOE cost-share award to support deployment of a NuScale VOYGR-6 power plant.
Strategic Investors. NuScale has a global network of strategic investors and supply chain partners that we expect to play an integral role in bringing our technology to market around the world. In addition to Fluor, existing strategic investors and supply chain partners include Doosan Heavy Industries and Construction, Sargent & Lundy, Sarens, JGC Holdings, IHI, GS Energy and Samsung C&T.

Collaboration with Academic Institutions. NuScale has benefited from independent research, peer-reviewed studies and testing conducted by and with academic institutions, including Oregon State University, Boise State, Colorado School of Mines, University of Houston, University of Idaho, Kansas State, Massachusetts Institute of Technology, POLIMI (Italy), University of Sheffield (U.K.), University of Tennessee, Texas A&M, Utah State University, University of Utah, University of Wisconsin and University of Wyoming.
Other Collaboration. NuScale has been working with the International Atomic Energy Agency and regulators in Canada, Japan, the U.K. and Ukraine, and will be or are supporting our customers’ engagement with regulators in other international jurisdictions. We expect that our strategic relationships with governmental agencies will help facilitate the licensing our SMR in the United States and abroad, and that our relationships with experienced private companies, which have offices and projects in countries with potential NuScale customers, will allow us to reach customers globally.
Intellectual Property
As of December 31, 2022, NuScale had been issued 469 patents globally, and had 186 pending patents. These 655 patents, filed across 22 jurisdictions including in the U.S., protect key aspects of our technology and continue to grow our intellectual property portfolio. We believe our intellectual property rights are important assets for our success and we aggressively protect these rights to maintain our competitive advantage in the market.

We own all necessary rights to the intellectual property associated with our technology to allow any capable manufacturer the ability to fabricate or build to print all components of the NPM. We also commissioned and own the rights to a NuScale standard plant design, giving customers significant cost savings in designing and engineering the balance of plant needed for electricity generation. Approximately one-third of our patent portfolio relates to our safety system, one-third relates to power production and the remaining third to other categories such as software and to the reactor module, operability, modularity and inspection. NuScale’s proprietary module protection system was developed in-house and has been approved by the NRC. We manage our patent portfolio to maximize the lifecycle of protecting our intellectual property, and various components and aspects of our system are protected by patents that will expire at staggered times.
Research & Development
The NuScale team has spent 16 years on R&D and testing and invested over $1.4 billion (including non-dilutive DOE grants) to date to develop its technology. Prior to forming our company in 2007, the DOE funded research from 2000 to 2003 to develop the fundamental concept for our SMR. Our current R&D efforts are centered on innovative plant operations and services, introducing new product innovations, improving plant quality and lowering the lifecycle cost of our NPMs and VOYGR plants. The R&D team is also involved in developing new innovative technologies that will represent future product offerings of NuScale, including advanced micro-reactor technologies.
Human Capital
As of December 31, 2022, we had 556 full-time employees with an aggregate of 248 advanced degrees, including 168 master’s degrees in engineering and science and 29 Ph.Ds. Twelve percent of our engineers are veterans. Our workforce is concentrated in the Portland and Corvallis, Oregon areas, but we have employees working in 39 states and the District of Columbia. We have a seasoned leadership team with over 250 years of cumulative experience in the nuclear industry. Our management team places significant focus and attention on matters concerning our human capital assets, particularly our diversity, capability development and succession planning. Accordingly, we regularly review employee development and succession plans for each of our functions to identify and develop our pipeline of talent.
Approximately 27% of our full-time employees are women and 16% belong to historically underrepresented groups. Two of our executive officers are women, and one executive officer belongs to a historically underrepresented group in the science and technology sectors. NuScale is a signatory to the International Energy Agency Clean Energy Ministerial’s “Equal by 30 Campaign”, a public commitment to increase the number of women in the clean energy sector by 2030.

Information about our current Executive Officers and other Significant Employees

Name(1)	Age	Position
John L. Hopkins	69	Chief Executive Officer, Director
José N. Reyes	67	Chief Technical Officer
Chris Colbert	58	Chief Financial Officer

Robert Temple	66	General Counsel and Corporate Secretary
Thomas Mundy	62	President VOYGR Services & Delivery
Clayton Scott	61	Executive Vice President, Business Development
Scott Bailey	61	Vice President, Supply Chain
Carl Britsch	59	Vice President, Human Resources
Robert Gamble	60	Vice President, Engineering
Diane Hughes	47	Vice President, Marketing & Communications
Karin Feldman	45	Vice President, Program Management
Thomas Bergman	60	Vice President, Regulatory Affairs
(1) Dale Atkinson, the Company’s former Chief Operating Officer, retired effective January 5, 2023. Information about Mr. Atkinson may be found in the Company’s SEC Form S-1, declared effective June 30, 2022. Karin Feldman is serving as interim Chief Operating Officer and Chief Nuclear Officer while a search for Mr. Atkinson’s replacement is under way.

John L. Hopkins has served as NuScale’s chief executive officer and on its board of directors since December 2012, and he served as its executive chairman from December 2012 to December 2021. Before that, Mr. Hopkins was with Fluor Corporation, one of the world’s largest publicly traded engineering, procurement, fabrication, construction and maintenance companies. Mr. Hopkins started his career at Fluor Corporation in 1989, held numerous leadership positions in both global operations and business development, and served as a corporate officer from 1999 until 2012. Mr. Hopkins is active in a variety of professional and business organizations, and currently serves on the Executive Committee, Audit Committee and Compensation Committee of the United States Chamber of Commerce, Washington, D.C.; he was formerly the Chairman of the Board and Chairman of the Executive Committee. Mr. Hopkins served with the DOE’s Nuclear Energy Advisory Committee from 2019 to 2020, and is currently a member of the Nuclear Energy Institute Executive Committee and Energy Task Force Member, Atlantic Council and the Group of Vienna. He was a senior energy policy advisor of I Squared Capital, New York. He has also served as the senior executive member of both the Fluor Netherlands and Fluor United Kingdom board of directors; chairman of the board for Savannah River Nuclear Solutions, LLC; and as a director of the Business Council for International Understanding. Mr. Hopkins is qualified to serve as a director based on his knowledge of NuScale and its operations, his strategic relationships with NuScale partners, and his extensive experience in management and with the nuclear industry and with engineering and construction.

José N. Reyes, Ph.D., co-founded NuScale LLC and co-designed the NuScale passively-cooled small nuclear reactor. Dr. Reyes has served as our chief technology officer since 2007. Dr. Reyes is an internationally recognized expert on passive safety system design, testing and operations for nuclear power plants. He has served as a United Nations International Atomic Energy Agency technical expert on passive safety systems. He is a co-inventor on over 110 patents granted or pending in 20 countries. He has received several national awards including the 2013 Nuclear Energy Advocate Award, the 2014 American Nuclear Society Thermal Hydraulic Division Technical Achievement Award, the 2017 Nuclear Infrastructure Council Trailblazer Award, and the 2021 American Nuclear Society Walter H. Zinn Medal. He is a fellow of the American Nuclear Society and a member of the National Academy of Engineering. Dr. Reyes served as head of the OSU Department of Nuclear Engineering and Radiation Health Physics from 2006-2009. He directed the Advanced Thermal Hydraulic Research Laboratory and was the co-director of the Battelle Energy Alliance Academic Center of Excellence for Thermal Fluids and Reactor Safety in support of the Idaho National Laboratory mission from 1994-2009. Additionally, Dr. Reyes was the OSU principal investigator for the AP600 and AP1000 design certification test programs sponsored by the NRC, the DOE and Westinghouse from 1990-2005. He currently serves as a Professor Emeritus in the School of Nuclear Science and Engineering. He holds Ph.D. and Master of Science degrees in nuclear engineering from the University of Maryland, and a Bachelor of Science degree in nuclear engineering from the University of Florida. He is the author of numerous journal articles and technical reports, including a book chapter on SMRs for an ASME B&PV Codes and Standards handbook. He has given lectures and keynote addresses to professional nuclear organizations in the United States, Europe and Asia.

Chris Colbert has served as our chief financial officer since February 2021. Prior to this, he served as our chief strategy officer from 2014 and our chief operating officer from 2011. Mr. Colbert joined NuScale from UniStar Nuclear Energy, LLC, where he was senior vice president for Projects and Services from 2007 to 2011. While at UniStar, Mr. Colbert was responsible for the deployment of the United States EPR at UniStar’s existing nuclear power plant sites and the provision of licensing and other project development services to other United States EPR projects. Before joining UniStar, Mr. Colbert worked for a number of companies over nearly 15 years developing and financing over 6500 MW of fossil-fueled power projects. Mr. Colbert began his career at GE Aircraft Engines as an engineer and later transferred to the General

Electric Company Corporate Audit Staff. Mr. Colbert holds a B.S. in electrical engineering and a minor in computer science from the Massachusetts Institute of Technology and an M.B.A. from the Walter A. Haas School of Business in Berkeley, CA. He is also a chartered financial analyst.

Robert (Bob) Temple has served as general counsel and secretary of NuScale since 2016. Before NuScale, Mr. Temple served as general counsel and corporate secretary for Toshiba America Energy Systems Corporation (“TAES”) from 2015 to 2016, and as general counsel and corporate secretary for Toshiba America Nuclear Energy Corporation. Before joining TAES, Mr. Temple was assistant general counsel for The Babcock & Wilcox Company from 2010-2015, where he served as the chief legal advisor for Babcock & Wilcox Nuclear Energy, Inc. and Babcock & Wilcox mPower, Inc., as well as the general counsel and secretary for Generation mPower LLC. Mr. Temple joined Babcock & Wilcox in 2011 from the Washington, D.C. office of Haynes and Boone, LLP. During his career in private law practice, Mr. Temple worked as an associate, of counsel, or partner in the Chicago and Washington, D.C. offices of the law firms of Winston & Strawn, Hopkins & Sutter and McGuireWoods. Mr. Temple was Deputy General Counsel, vice president and secretary at CPS Energy from 2004 to 2009 and served as an in-house attorney with Commonwealth Edison (now Exelon) from 1995 to 1997. Before becoming an attorney, Mr. Temple was a licensed senior reactor operator at LaSalle County Station and served in the United States Navy aboard nuclear submarines. Mr. Temple received his J.D. from Illinois Institute of Technology’s Chicago-Kent College of Law (1995) and received his Bachelor of Science degree from Southern Illinois University (1988).

Thomas (Tom) Mundy has served as NuScale’s chief commercial officer since 2017. Mr. Mundy oversees commercial global business activities, including all marketing, communications, business development and sales, and services functions for the United States and abroad. Prior to this position, Mr. Mundy served as Managing Director for the United Kingdom and Europe from 2015 to 2017, where he was responsible for establishing NuScale’s business presence. Mr. Mundy initially joined NuScale in 2012 as the vice president of Program Management and was responsible for the timeliness and budget performance of major internal projects. Before NuScale, Mr. Mundy served as founding chief executive officer and president of Exelon Nuclear Partners, LLC, a subsidiary of Exelon Generation Company, LLC from 2009 to 2012 and as Vice President of Nuclear Development from 2007 to 2009. In addition to the various positions Mr. Mundy has held in Exelon’s energy delivery, nuclear, and fossil generation organizations, he has also held positions with GPU Nuclear Corporation and the Newport News Shipbuilding and Dry Dock Company from 1986 to 1988 and 1982 to 1986, respectively. He was certified as a boiling-water reactor (“BWR”) Shift Technical Advisor and is a licensed attorney in Pennsylvania and New Jersey where he has practiced for several years. Mr. Mundy holds a B.S. in marine engineering from the United States Merchant Marine Academy, a Master of Engineering Administration degree from George Washington University, and a J.D. (with honors) from Temple University Beasley School of Law. Mundy is also a registered patent attorney.

Clayton Scott joined NuScale on January 10, 2022 as Executive Vice President, Business Development. He is responsible for the global sales, marketing and communications for NuScale. Mr. Scott brings more than 40 years of diverse global experiences allowing him the ability to open markets and raise brand awareness, in addition to having closed over $2.5B USD in sales globally. Prior to NuScale, from February 2018 to December 2021 he was a Senior Vice President — Global Sales, Deputy Director I&C Business Unit for Framatome, responsible for the global I&C sales, P&L within the group and a global footprint of more than 2000 staff. Driving new business at the Ministry levels in Russia, China, Uzbekistan, Egypt, Saudi Arabia, and others. Prior to Framatome, from January 2014 to February 2018 Mr. Scott served as the Chief Nuclear Officer for Schneider Electric, responsible for the company’s global nuclear organization, with offices and facilities in North America, Europe/MENA, and Asia. Before accepting this position, Scott served as the Chief Nuclear Officer of Invensys’s global nuclear business. He was appointed by the International Atomic Energy Agency (IAEA) to chair a taskforce on harmonizing digital licensing issues globally. He is a frequent lecturer on various topics within the energy sector. He is a member of the University of Tennessee Advisory Board, and member of the Xiamen University Advisory Board in China. Formally, Chairman of Board for the newly created Framatome Company in South Korea. Scott carries dual citizenship between the US and Canada, in which he has a Bachelor of Science degree in electrical engineering from the University of California, Irvine, Leading with Finance from the Harvard Business School online, and began his career as an instrumentation technologist for Ontario Hydro, where he was involved in commissioning and startup of four CANDU units at the Pickering Nuclear Power Station in Ontario, Canada.

Scott Bailey has served as our vice president of Supply Chain since January 2011 and leads all aspects of NuScale’s supply chain function including internal procurement operations and supply chain development and manufacturing. Before joining NuScale, Mr. Bailey was the director of supply chain, nuclear generation, development and construction for the Tennessee Valley Authority (2009-2010). Mr. Bailey previously held senior supply chain management and consulting positions for NRG Energy (2007-2009), Sequoia Consulting Group (2004-2007), Pantellos (2001-2004) and Maine Yankee Atomic

Power Company (1986-2001). Mr. Bailey holds a master’s degree in business from Husson University (1991) and a B.S. in marine engineering from Maine Maritime Academy (1983).

Carl Britsch has served as NuScale’s vice president of Human Resources since 2015. Before NuScale, Mr. Britsch worked in human resources for a wide variety of industries including automotive, logistics, oilfield services and energy. Early in his career, Mr. Britsch spent nearly 10 years with Ford Motor Company including roles in two Ford Assembly plants and a role in the United Kingdom. Mr. Britsch has led the human resources functions for Loomis Armored, a global cash logistics company and two Houston-based oilfield services companies. Mr. Britsch has a master’s degree in government administration from the University of Pennsylvania and a J.D. from Brigham Young University.

Robert Gamble, Ph.D., has served as NuScale’s vice president of Engineering since 2016, and is responsible for design of the NuScale Structures, Systems and Components, Nuclear Safety Analysis, Fuels, Testing and Code Development, and Engineering Support Programs. Dr. Gamble led major portions of the international technology program and NRC pre-application review for GE’s Economic Simplified BWR Gen 3 light water reactor. Subsequently, he led design finalization and the DCA to the NRC. Before that, he worked on design and licensing activities on the GE Advance BWR and Simplified BWR light water reactors. Prior to working on light-water reactors, Dr. Gamble worked on the development of the sodium cooled advanced liquid metal reactor and super power reactor innovative small module fast reactors as well as the Lithium cooled SP-100 space reactor, developing key aspects of the thermal hydraulic systems and technology development infrastructure. As vice president of Mechanical Design and Analysis Group, Dr. Gamble and his staff were responsible for the design and analysis of reactor pressure vessels, internals and piping, structural and vibrations analysis, seismic and dynamic analysis, fracture mechanics, and emergent outage work including diagnoses, evaluation, repair and replacement of all vessel hardware of the global operating fleet of GE BWRs. Before NuScale LLC, Dr. Gamble served as the vice president of Engineering and general manager for North American Operations for Areva Solar from 2012 to 2016. Dr. Gamble received his PhD, M.S. and B.S. in mechanical engineering from UC Berkeley and is a graduate of the Harvard Business School Executive Management Training Program.

Diane Hughes has served as NuScale’s vice president of Marketing and Communications since August 2017, leads all aspects of NuScale’s marketing and communication functions, including brand, marketing, external communication (public relations, media relations and public affairs), digital experience (web, social media and digital channels) and internal communication. Before joining NuScale, Ms. Hughes served as director of social media and digital experience/marketing at NextEra Energy, Inc./Florida Power & Light Company from 2013 to 2017. Ms. Hughes previously held positions at Baltimore Gas and Electric Company from 2010 to 2013, the Greater Baltimore Committee from 2005 to 2010, Hermann Advertising Design/Communications from 2003 to 2004 and contracted by MaCS GmbH to support Hewlett-Packard’s public relations division in Germany from 2000 to 2002. Ms. Hughes received a Bachelor of Arts in International Business and Management and a Master of Science in Management Technology: E-Business from the University of Maryland.

Karin Feldman has served as NuScale’s vice president, Program Management Office since January 2019. She is responsible for leading NuScale’s project and program management and establishing and maintaining project management, project controls, cost estimating, and risk management standards. Before assuming this role, Ms. Feldman served as NuScale’s director of planning and integration (2016-2018) and the program management office risk manager (2012-2016). Before joining NuScale, from 2008 to 2012 Ms. Feldman was the chief executive officer of Zero Point Frontiers Corp. a small business start-up that provided technical and programmatic support to United States government and commercial space programs. Ms. Feldman started her career at The Aerospace Corporation (2000-2008), a federally-funded research and development center, where provided risk planning and assessment support for United States Air Force and NASA programs. Ms. Feldman holds a B.S. in nuclear engineering and radiological sciences from the University of Michigan and a master’s degree in nuclear engineering from the Massachusetts Institute of Technology.

Thomas Bergman has served as our vice president of Regulatory Affairs since 2014, and is responsible for all licenses, certifications, relationships, and activities related to regulation of nuclear safety and security, environmental protection, and emergency management domestically and internationally. Mr. Bergman previously worked at the NRC where his most recently held positions were in the Office of New Reactors as the deputy director for licensing operations (2006-2009) and the director of the Division of Engineering (2009-2014). Other positions at the NRC included in the Office of the Executive Director for Operations (2000-2006), Office of Nuclear Reactor Regulation (1990-2006, 2013), Region III (2005), Region IV (2013) and the Office of Nuclear Regulatory Research (2006). Before working at the NRC, Mr. Bergman worked for ARINC Research Corporation (1989-1990) and the Naval Nuclear propulsion Directorate. Mr. Bergman holds an M.B.A. from the University of Maryland and a Bachelor of Science in Aerospace Engineering from the University of Michigan.

Mr. Bergman is currently enrolled in the Advanced Management Program at Harvard Business School and graduated in February 2022.

Nuclear Safety Regulation
The commercial nuclear industry is heavily regulated in all countries, and regulatory approval is required for the design, construction and operation of every nuclear plant. Generally, nuclear safety regulators consider (1) design safety and robustness against internal hazards (e.g., component failures and fires) and external hazards (e.g., earthquakes and weather loads such as snow, rain and wind), and (2) environmental impacts of construction and operations (e.g., water use and preservation of historical sites and animal and plant species). Regulation must be addressed on a country-by-country basis, although regulators often collaborate when a design is deployed in multiple countries.
Our licensing strategy has two goals: (1) obtain approval in the shortest possible time by engaging the regulator early and developing high quality applications; and (2) maintain a common design of the NPM in as many markets as possible by leveraging the highly regarded NRC Standard Design Approval during each regulatory approval process.
Nuclear Safety Regulatory Approval in the United States
We submitted a Design Certification Application (“DCA”) in December 2016 to the NRC, comprising 12,000 pages, with approximately 2,000,000 pages of additional documentation and 100 gigabytes of test data. Development of the DCA required approximately $500 million in testing and engineering. Approval by the NRC included over 250,000 review hours at a cost of approximately $70 million. In addition to paying the NRC review fees, we incurred approximately $130 million in costs responding to numerous NRC requests for additional information, analyses and audits. Despite the intensity of the review, the NRC approved the NuScale design in 42 months—the fastest approval ever completed by the agency. We received the SDA for our 50 MWe NPM and VOYGR-12 plant design in August 2020, and our SMR design is currently the only SMR with such an approval. The NRC subsequently certified the design as Appendix G to Title 10 of the Code of Federal Regulations Part 52. No other SMR or non-light water nuclear vendor has applied to the NRC for a nuclear power reactor SDA.
We expect to obtain additional NRC approval of plant configurations desired by customers. For example, we have seen strong customer interest in the VOYGR-6. We completed an SDA application for this configuration at the end of 2022. The SDA application is currently under an acceptance review by NRC and we expect that the acceptance review should be complete by mid-March 2023. The NRC review will focus its review of the SDA application on differences from the NRC-certified design. We expect NRC review time for the SDA reflecting the new configuration will be 24 months.

Customers that use our design incorporate an SDA into their license applications. The license application review can begin before the SDA application is approved. The NRC does not re-review the design in the SDA during the license application review; the review is limited to site specific design features (e.g., physical security systems, water intake structures), operational programs (e.g., maintenance, emergency preparedness) and environmental impacts. The ability to incorporate an SDA and provide only site specific information to file a license application is an improved licensing process developed by the NRC and industry, and has been used by all new reactor designs and license applications since the early 1990s. This process, known as Part 52, substantially reduced regulatory and financial risk for license applicants compared to the older process, known as Part 50. As the only vendor using Part 52 to date, NuScale has a competitive advantage and makes our SMR attractive to potential customers.
Nuclear Safety Regulatory Approval Internationally
Generally speaking, most countries limit license applications to the proposed owner and/or operator of nuclear power plants. Where appropriate in support of a customer or at the request of the regulator, we intend to engage early with regulators in each country of interest, consistent with our approach in the U.S.
The NRC has bilateral relationships with many other countries and participates in several international support organizations, including the International Atomic Energy Agency (“IAEA”), the Nuclear Energy Agency and the International Nuclear Regulators Association. We expect NRC approval will benefit our ability to obtain regulatory approvals internationally and will give foreign regulators confidence that the NuScale design is safe. We also expect to benefit from the NRC’s regulatory assistance program, through which the NRC collaborates with other countries’ regulators to understand the basis for the NRC approval of our design.

NuScale is also engaging directly with the IAEA to facilitate regulatory approval abroad. The IAEA, while not a regulator, is important because many countries’ regulatory frameworks were developed from IAEA standards, which are somewhat different from the NRC framework. We plan to initiate in 2023 a Technical Safety Review of Design Safety (TSR-D5) with the IAEA. The purpose of a TSR-DS is to review the design safety of a nuclear power plant against the IAEA safety standards. The TSR-DS will evaluate the NuScale VOYGR-6 design information along with three supplemental reports against the IAEA safety requirements. The purpose of the review is to identify strengths and potential weaknesses of the safety case to expedite licensing in countries that employ IAEA safety guidelines.
In addition, we have had significant interaction with safety regulators and energy ministries in many of the countries where there is significant customer interest. For example: we have worked through material parts of the Vendor Design Review process with the Canadian Nuclear Safety Commission; we have completed a technology assessment conducted by the Office of Nuclear Regulation in the U.K.; we are working through a licensing gap analysis (comparing select local, IAEA and Western European Nuclear Regulators’ Association requirements against the NuScale design) with the State Nuclear Regulatory Inspectorate in Ukraine; and we have performed analysis of NuScale plant safety, economy and maneuverability under a study funded by Japan’s Ministry of Economy, Trade and Industry.
Other Regulation
In addition to nuclear safety regulation, NuScale is subject to other nuclear regulatory controls such as export control, nuclear material safeguards and non-proliferation restrictions and liability insurance regimes (e.g., Price-Andersen Act, the 1960 Paris Convention, the 1963 Vienna Convention, and the 1997 Convention on Supplementary Compensation). NuScale plans to sell its plants only in jurisdictions where nuclear liability is exclusively channeled to the plant operator.
Customers purchasing NuScale plants also must obtain required permits, licenses and insurance for the jurisdiction where the facility will be located. In the U.S., a NuScale plant developer must obtain an NRC construction permit and an NRC operating license issued pursuant to 10 CFR Part 50 or a combined license issued pursuant to 10 CFR Part 52. Other U.S. federal permits or licenses for a NuScale plant may include a Section 404 Dredge & Fill Permit issued by the Army Corp. of Engineers; a Federal Aviation Administration § 77.15 Permit; a Certificate of Registration issued by the U.S. Department of Transportation; and a Spills Prevention Control and Countermeasure Plan mandated by the U.S. Environmental Protection Agency. State or local regulators may also require permits or licenses for a NuScale plant, including a National Pollutant Discharge Elimination System (NPDES) Permit for Storm Water Discharges from Construction Activities and to Construct a Sanitary Wastewater, Wastewater Treatment facility; Section 401 Water Quality Certification; Well Permits; Solid Waste Handling Permit; and appropriate building permits.
Export Controls
NuScale’s business is subject to, and complies with, stringent U.S. import and export control laws, including the Export Administration Regulations (EAR) from the Bureau of Industry and Security which is part of the U.S. Department of Commerce, and regulations issued by the DOE. The regulations exist to advance the national security and foreign policy interests of the U.S. and to further its nonproliferation policies. Nuclear technology, also known as technical data, is controlled by 10 CFR Part 810, under the regulations of the DOE. Nuclear hardware and codes specifically designed or modified for use in a nuclear reactor are controlled by the NRC under 10 CFR Part 110.
The U.S. government agencies responsible for administering the EAR and other export control regulations have a degree of discretion interpreting and enforcing these regulations. These agencies also have significant discretion in approving, denying or instituting specific conditions regarding authorizations to engage in controlled activities. Such decisions are influenced by the U.S. government’s commitments to multilateral export control regimes, particularly the Nuclear Suppliers Group, a group of nuclear supplier countries that seek to prevent nuclear proliferation by controlling the export of materials, equipment and technology that can be used to manufacture nuclear weapons.
Many different types of internal controls and measures are required to ensure compliance with such export control regulations. For example, 10 CFR Part 810, Appendix A provides a list of countries that are considered Generally Authorized meaning they are considered to be non-sensitive. Countries not on this list are required to be specifically authorized prior to sharing any nuclear technology. Under Part 110, the NRC regulates the export or import of nuclear hardware, material and code, following the same sensitive countries vs. non sensitive countries regulatory structure embedded in 10 CFR Part 810.

Available Information

Our website address is www.nuscalepower.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the “Investor” portion of our website, under the heading “SEC Filings” filed under “Financials.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC. These reports, and any amendments to them, are also available at the Internet website of the SEC, http://www.sec.gov. We also maintain various documents related to our corporate governance including our Corporate Governance Guidelines, our Board Committee Charters and our Code of Business Ethics Program filed under “Governance.” The information found on the website is not part of, or incorporated by reference into, this or any other report we file with, or furnish to, the SEC.

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

We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the financial statements of NuScale and notes to the financial statements included in this report.

Risks Related to Our Structure and Governance

NuScale Corp is a holding company and its only material asset is its interest in NuScale LLC, and it is accordingly dependent upon distributions made by its subsidiaries to pay taxes, make payments under the Tax Receivable Agreement and pay dividends and fees associated with being a public company such as director retainers, NYSE and other regulatory filings.

NuScale Corp is a holding company with no material assets other than its ownership of the NuScale LLC units. As a result, NuScale Corp has no independent means of generating revenue or cash flow. NuScale Corp’s ability to pay taxes, cause NuScale LLC to make payments under the Tax Receivable Agreement and pay dividends depends on the financial results and cash flows of NuScale LLC and the distributions it receives (directly or indirectly) from NuScale LLC. Deterioration in the financial condition, earnings or cash flow of NuScale LLC for any reason could limit or impair its ability to pay such distributions. Additionally, to the extent that NuScale Corp needs funds and NuScale LLC is restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or NuScale LLC is otherwise unable to provide such funds, it could materially adversely affect NuScale Corp’s liquidity and financial condition.

NuScale LLC is treated as a partnership for United States federal income tax purposes and, as such, generally will not be subject to any entity-level United States federal income tax. Instead, taxable income will be allocated to holders of NuScale LLC units. Accordingly, NuScale Corp will be required to pay income taxes on its allocable share of any net taxable income from NuScale LLC. Under the terms of the Sixth Amended and Restated Limited Liability Company Agreement of NuScale LLC (the “A&R NuScale LLC Agreement”), NuScale LLC is obligated to make tax distributions to holders of NuScale LLC units calculated at certain assumed tax rates. In addition to income taxes, NuScale Corp is also expected to incur expenses related to its operations, including payment obligations under the Tax Receivable Agreement, which could be significant, and some of which will be reimbursed by NuScale LLC (excluding payment obligations under the Tax Receivable Agreement). NuScale Corp intends to cause NuScale LLC to make ordinary distributions and tax distributions to holders of NuScale LLC units on a pro rata basis in amounts sufficient to cover all applicable taxes, relevant operating expenses, payments under the Tax Receivable Agreement and dividends, if any, declared by NuScale Corp. However, as discussed above, NuScale LLC’s ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, retention of amounts necessary to satisfy the obligations of NuScale LLC and restrictions on distributions that would violate any applicable restrictions contained in NuScale LLC’s debt agreements, if any, or any applicable law or that would have the effect of rendering NuScale LLC insolvent. To the extent that NuScale Corp is unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments under the Tax Receivable Agreement, which could be substantial.

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

An entity that would otherwise be classified as a partnership for United States federal income tax purposes (such as NuScale LLC) may nonetheless be treated as, and taxable as, a corporation if it is a “publicly traded partnership” unless an exception to such treatment applies. An entity that would otherwise be classified as a partnership for United States federal income tax purposes will be treated as a “publicly traded partnership” if interests in such entity are traded on an established securities market or interests in such entity are readily tradable on a secondary market or the substantial equivalent thereof. If NuScale LLC is determined to be treated as a “publicly traded partnership” (and taxable as a corporation) for United States federal income tax purposes, it would be taxable on its income at the United States federal income tax rates applicable to corporations and distributions by NuScale LLC to its partners (including NuScale Corp) could be taxable as dividends to such partners to the extent of the earnings and profits of NuScale LLC. In addition, we would no longer have the benefit of increases in the tax basis of NuScale LLC’s assets as a result of exchanges of NuScale LLC Class B units. Pursuant to the A&R NuScale LLC Agreement, certain Legacy NuScale Equityholders may, from time to time, subject to the terms of the A&R NuScale LLC Agreement, exchange their interests in NuScale LLC and have such interests redeemed by NuScale LLC for cash or shares of Class A common stock. While such exchanges could be treated as trading in the interests of NuScale LLC for purposes of testing “publicly traded partnership” status, the A&R NuScale LLC Agreement contains restrictions on redemptions and exchanges of interests in NuScale LLC that are intended to prevent NuScale LLC entities from being treated as a “publicly traded partnership” for United States federal income tax purposes. Such restrictions are designed to comply with certain safe harbors provided for under applicable United States federal income tax law. NuScale Corp may also impose additional restrictions on exchanges that it determines to be necessary or advisable so that NuScale LLC is not treated as a “publicly traded partnership” for United States federal income tax purposes. Accordingly, while such position is not free from doubt, NuScale LLC is expected to be operated such that it is not treated as a “publicly traded partnership” taxable as a corporation for United States federal income tax purposes and we intend to take the position that NuScale LLC is so treated as a result of exchanges of its interests (i.e., LLC common units exchanged to Class B units and Class B shares) pursuant to the A&R NuScale LLC Agreement.

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

NuScale Corp is party to the Tax Receivable Agreement with NuScale LLC, each of the TRA Holders (as defined in the Tax Receivable Agreement) party thereto and Fluor, in its capacity as TRA Representative (as defined in the Tax Receivable Agreement). Pursuant to the Tax Receivable Agreement, NuScale Corp will be required to pay 85% of the net cash tax savings from certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of any increases in tax basis and other tax benefits resulting from any exchange by the TRA Holders of NuScale LLC Class B units for shares of Class A common stock or cash in the future. Any such payments to TRA Holders will reduce the cash provided by the tax savings generated from future exchanges that would otherwise have been available to NuScale Corp for other uses, including reinvestment or dividends to Class A stockholders. Cash tax savings from the remaining 15% of the tax benefits will be retained by NuScale Corp. NuScale Corp’s obligations under the Tax Receivable Agreement accelerate upon a change in control and certain other termination events, as defined therein. These payments are the obligation of NuScale Corp and not of NuScale LLC. The actual increase in NuScale Corp’s allocable share of NuScale LLC’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the shares of Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of the recognition of NuScale Corp’s income. While many of the factors that will determine the amount of payments that NuScale Corp will make under the Tax Receivable Agreement are outside of its control, NuScale Corp expects that the payments it will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on NuScale Corp’s financial condition. Any payments made by NuScale Corp under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to NuScale Corp. To the extent that NuScale Corp is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement. Furthermore, NuScale Corp’s future obligation to make payments under the Tax Receivable Agreement could make it a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement.
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

We are a “controlled company” within the meaning of NYSE rules and, as a result, qualify for exemptions from certain corporate governance requirements, and our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.

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

The planned initial deployment of our NPM is subject to NuScale reaching a binding agreement for its scope of supply with Utah Associated Municipal Power Systems (“UAMPS”) and UAMPS reaching a binding engineering, procurement, and construction (“EPC”) contract with Fluor. If NuScale and Fluor do not enter into binding agreements with UAMPS, deployment of our NPM, power plants, and ongoing services could be significantly delayed, which could have a material adverse effect on our business and financial condition. Memoranda of understanding we have entered into with other potential purchasers are contingent and may not result in binding agreements for the purchase of our products or services.

Competitors in China and Russia currently operate commercial SMRs and may have advantages in marketing their SMRs to potential customers.

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

We may be required to reimburse UAMPS, our first customer, if we fail to achieve specified performance measures and subscription targets or if we terminate the relationship, and we must hold $26.5 million in restricted cash to secure our reimbursement obligations through December 31, 2022, and may have to hold up to $81 million to meet these reimbursement obligations through the end of 2023.

In conjunction with certain agreements awarded to Fluor related to the CFPP, pursuant to which we are developing the NRC license application for the CFPP and performing other site licensing and development activities, we entered into a Development Cost Reimbursement Agreement with CFPP LLC (the “DCRA”).

Under the DCRA, and subject to amendments set forth in Amendment 3 of the DCRA and the Long Lead Material Reimbursement Agreement described later in this risk factor, we may be obligated to refund to UAMPS a percentage of its net development costs up to a specified cap, which varies based on the stage of project development, if (1) at specified times in the development of the CFPP, the estimated cost of electricity (based on increasingly accurate project cost estimates at various stages of development) exceeds an agreed target cost of $58.00/megawatt-hour (subject to adjustment as specified in the DCRA), or if Fluor does not timely provide a required comparison (which we refer to as an economic competitive test, or “ECT”), (2) the NRC does not issue SDA for the NuScale 6-module, 77MWe NPM design within one year after the NRC’s published date for such approval after acceptance of the SDA application, or (3) NuScale LLC materially breaches the DCRA and the DCRA is terminated for cause. The reimbursement obligation is also triggered if NuScale exercises its right to terminate the DCRA for convenience. The reimbursement percentage and cap is 100% and $57 million (subject to the discussion later in this risk factor about Amendment 3 of the DCRA and the Long Lead Material Reimbursement Agreement) until UAMPS or CFPP LLC submit a combined construction and operating license for approval to the NRC (“COLA”). After the COLA is submitted, the reimbursement percentage is 20% and (a) the cap for an ECT failure before final notice to proceed with NuScale plant construction is $60 million and (b) the cap for termination of the DCRA for cause is $120 million through delivery of a “Class 2” project cost estimate (an estimate that is accurate within -15% to +20%) and thereafter $180 million through the final notice to proceed, which requires a “Class 1” project cost estimate (an estimate that is accurate within -10% to +15%).

Under the DCRA, we are required to have credit support to fund the amount of our potential reimbursement of these net development costs. This letter of credit is updated quarterly based on an agreed upon forecasted estimate of net development costs. A stipulation of attaining the letter of credit is that we segregate funds from the operating bank accounts as collateral for the letter of credit. This account is identified as restricted cash in the amount of $26.5 million on our consolidated balance sheet and acts as collateral for the $26.0 million letter of credit outstanding at December 31, 2022. Because the cash is restricted, we may not use it for other expenditures, including research and development and commercialization expenses. Unless we find another means to collateralize this obligation, since NuScale’s customer will increase its spending on CFPP, the amount of cash the Company must treat as restricted cash will increase until the Company is relieved of its obligations under the DCRA.

As finalized on March 7, 2023, we entered into Amendment 3 of the DCRA and the Long Lead Material Reimbursement Agreement with CFPP LLC (the “LLM Agreement”), both effective as of February 28, 2023. The LLM Agreement relates to the long-lead materials that are incorporated into the NPMs (the “LLM”). The amended DCRA changed the Company’s potential refund obligations to UAMPS described above, if at specified times in the development of the CFPP, the estimated cost of electricity (based on increasingly accurate project cost estimates at various stages of development) exceeds an agreed target cost of $89.00/megawatt-hour (subject to adjustment as specified in the DCRA). In addition, the Company may be obligated to refund to UAMPS a percentage of its net development costs if CFPP does not secure a total of 370 MWe of committed subscription obligation (the committed level of subscription as of February 28, 2023 was 120 MWe). Through the end of 2023, the Company may have to retain up to $81.0 million in restricted cash on our consolidated balance sheet to act as collateral for a letter of credit of similar value by December 31, 2023. Pursuant to the Amendment, the reimbursement obligations are now divided between the DCRA and the LLM Agreement such that (a) the aggregate cap for failure of an economic competitive test before final notice to proceed with NuScale plant construction is the amounts paid under the LLM Agreement, which may amount to an estimated $66 million plus $60 million under the DCRA; and (b) the cap for termination of the DCRA for cause is $120 million under the DCRA and the amounts paid under the LLM Agreement, which may amount to $50 million through delivery of a “Class 2” project cost estimate (an estimate that is accurate within -15% to +20%) and thereafter $180 million plus the amounts paid under the LLM Agreement, which may amount to an estimated $66 million through the final notice to proceed, which requires a “Class 1” project cost estimate (an estimate that is accurate within -10% to +15%). Should the Company be compelled to make the refund described above, the Company will have rights to the LLM free of any liens by UAMPS or CFPP. The Company is in discussions with DOE and CFPP LLC regarding the rights the Company may have to use the LLM for a project at the CFPP site or for another customer. The Company may have to pay costs to DOE (in addition to the refund to CFPP, LLC) to obtain the LLM free of liens from DOE to use the LLM for a project at the CFPP site or for another customer.

Any delays in the development and manufacture of NPMs and related technology may adversely impact our business and financial condition.

We have previously experienced, and may experience in the future, delays or other complications in the design, manufacture, production and delivery of NPMs and related technology that could prevent us from delivering NPMs in 2028 or beyond. If delays like this recur, if our remediation measures and process changes do not continue to be successful, if we fail to find a satisfactory manufacturer or if we experience issues with planned manufacturing activities or design and safety, we could experience issues or delays in sustaining or further increasing production and sales of NPMs.

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

We have not yet delivered NPMs to customers, and any setbacks we may experience during our first commercial delivery and other demonstration and commercial missions could have a material adverse effect on our business, financial condition and results of operation, and could harm our reputation.

The success of our business will depend on our ability to successfully deliver NPMs to customers on-time and on-budget at guaranteed performance levels, which would tend to establish greater confidence in our subsequent customers. This means manufacturing all components to specification (satisfying quality inspection criteria) and delivering those components to the CFPP site on schedule and without delay or incident. There is no guarantee that our planned NPM deployments will be successful. There can be no assurance that we will not experience operational or process failures and other problems during our first commercial deployment or any planned deployment thereafter. Any failures or setbacks, particularly on our first commercial deployments, could harm our reputation and have a material adverse effect on our business and financial condition.

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

The cost of electricity generated from nuclear sources or our NPMs may not be cost competitive with other electricity generation sources in some markets, which could materially and adversely affect our business.

Some electricity markets experience very low power prices due to a combination of subsidized renewables and low-cost fuel sources, and NuScale may not be able to compete in these markets unless the benefits of the carbon-free, reliable and/or resilient energy generation provided by our NPMs are sufficiently valued in the market. Given the relatively lower electricity prices in the United States when compared to many international markets, the risk may be greater with respect to business in the United States. Inflation may also increase the cost of our NPMs to a point where the LCOE of electricity generated from a NuScale Plant is not competitive with the alternatives.

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

Our strategic partners may have interests that diverge from our interests, and which may hinder our ability to negotiate sales to customers. If we lose our agreements with strategic partners, we may need to find new contractors who may have less experience designing and building nuclear plants. This could substantially hinder our ability to expand our production capacity and installation of VOYGR plants and could affect our business and our prospects.

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
Any failure to effectively incorporate updates to the design, construction and operations of NuScale plants to ensure cost competitiveness could reduce the marketability of the NuScale design and has the potential to impact deployment schedules.

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

To date, we have not generated any material revenue, while we have substantial overhead expenses. We do not expect to generate meaningful revenue unless and until we are able to finalize development of and commercialize our SMR technology and related services, and we may not be able to do so on our anticipated timetable, if at all. We expect our expenses and capital expenditures to increase in connection with our ongoing activities, including developing and advancing our SMR and other products and services, obtaining further NRC design certifications of and SDAs for our SMR and completing our manufacturing preparation and trials. We also incur additional costs associated with operating as a public company. Certain costs are not reasonably estimable at this time and we may require additional funding and our projections anticipate certain customer-sourced income that is not guaranteed.

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

Our funding plan relies on cost-shared funding provided through a cooperative agreement with the DOE. Significant funding has been received from the DOE under four separate cost-share awards granted since 2013. As of March 1, 2023, the DOE had obligated $248 million to the current award; of which $225 million was collected from the DOE through December 31, 2022. The overall DOE contribution to NuScale LLC commercialization funding is more than $548 million. The current DOE award is a $700 million award ($350 million in government funding to be matched by $350 million in private funding). We have proposed to revise the preceding to $657 million ($328.5 million in government funding to be matched by $328.5 million in private funding). Funding is subject to at least annual Congressional appropriations, which may not be forthcoming. President Biden’s 2024 fiscal year budget proposal to Congress for advanced SMR research and development has not been submitted. The federal budget process is complex—the budget justification and Presidential budget requests are often incomplete; Congress may appropriate different amounts than those requested; and the DOE has varying degrees of discretion to reprogram or transfer appropriated funds. Nonetheless, to the extent Presidential budget requests or DOE budget justifications result in a shift of Congressional appropriations away from SMR funding generally or projects we are developing specifically, those shifts could materially and adversely affect the amount of DOE funding available to us and our business. NuScale and CFPP are requesting a fiscal year 2024 appropriation of $418 million for advanced SMR research and development, however, the entirety of the appropriations requested for the 2023 fiscal year was not fulfilled.

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

We rely upon a combination of patents, trademarks, copyrights, trade secret, and commercial agreements such as confidentiality agreements, assignment agreements and license agreements to protect the intellectual property associated with our NPMs and related technologies. These measures prevent third parties from using, practicing, selling, manufacturing, or otherwise commercially exploiting our NPMs and related technologies, which would erode our competitive position in our market. Our success depends in large part on our ability to obtain and enforce patent protection for our NPMs, as well as our ability to operate without infringing on or violating the proprietary rights of others. We own and have licensed rights to patents and pending patent applications and will continue to file patent applications claiming new technologies directed to NPMs in the United States and in other jurisdictions based on factors such as commercial viability.

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

We do not have worldwide patent rights for our NPMs and related technologies because there is no such thing as worldwide or “international patent rights.” Accordingly, we may not be able to protect our intellectual property rights in certain jurisdictions and their legal systems. Filing, prosecuting and defending patents on our NPMs worldwide can pose several challenges. First, procuring patent rights in multiple jurisdictions would be cost prohibitive because individual patent offices in different jurisdictions will have to examine each patent application separately. Therefore, costs such as examination fees, translation fees and attorney fees are considered. Once a patent is registered, we or our licensors will also have the continued obligation of paying maintenance fees periodically to avoid patents from becoming abandoned or lapsed. Second, the breadth of claims in patents may vary from jurisdiction to jurisdiction. For instance, certain patent offices may require narrower claims, resulting in patent rights that are less extensive. Further, as noted above, we may not be able to obtain patents in some jurisdictions even if we obtain patents in other jurisdictions. Accordingly, our competitors may operate in countries where we do not have patent protection and can freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where we do have patent protection or pending patent applications.

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

Our confidentiality and intellectual property assignment agreements with our employees, consultants and contractors generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive intellectual property. While we require our employees, consultants, and contractors to assign such intellectual property to us in the event that the intellectual property is not automatically assigned (e.g., as work made for hire), those agreements may not be honored and obligations to assign intellectual property may be challenged or breached. Moreover, there may be some circumstances where we are unable to negotiate for such ownership rights and/or others misappropriate those rights in the process.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property as an owner, a joint owner, a licensee, an inventor or a co-inventor. In the latter two cases, the failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our power modules or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose exclusive ownership of, or right to use or license valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
Regulatory Risk Factors

Our SDA applications may not be accepted for review or approved, and any rework necessary to address NRC concerns could significantly delay the commercialization of our products.

At the end of 2022, we submitted SDA applications to approve a VOYGR-6 plant design and to raise the licensed output of our NPM from 50 MWe to 77 MWe. The NRC has begun the acceptance review. If the NRC does not approve our applications, the rework required to address NRC concerns could substantially delay the commercialization of our products.

Our design is only approved in the United States, and we must obtain approvals on a country-by-country basis before we can sell our products abroad, which approvals may be delayed or denied or which may require modification to our design.

Our SMR design has not received regulatory approval in any country except the United States. Each country has its own safety approval that we must obtain before we can sell or install our NPMs abroad. Foreign approval processes may differ materially from the NRC process, and approvals may be denied or delayed in foreign countries, or some countries may require that we alter our design before obtaining approval. Denial or delay in approvals abroad could materially and adversely affect our business.

Our customers must obtain additional regulatory approvals before they construct power plants using our NPMs, and approvals may be denied or delayed.

The lead time to build a nuclear power facility is long and requires site licensing and approvals from applicable regulatory agencies before a plant can be constructed. The regulatory framework to obtain approvals is complex and varies from country to country. Any delays experienced by our customers in siting a power plant using our products and services could materially and adversely affect our business.

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

We are subject to cybersecurity risks.

Like other businesses, we face cybersecurity risks. Threat sources continue to seek to exploit potential vulnerabilities. These cyberattacks are becoming increasingly sophisticated and dynamic. We expect these cyberattacks to continue to occur in the future and we are constantly managing efforts to infiltrate and compromise our information technology systems and data.

A cybersecurity breach, including physical or electronic break-ins, computer viruses, malware, attacks by hackers, ransomware attacks, phishing attacks, supply chain attacks, breaches due to employee error or misconduct and other similar breaches, of our physical assets or information systems, or those of our vendors, business partners and interconnected entities or regulators could impact our operations or result in the theft or inappropriate release of certain types of information, including critical infrastructure information, sensitive customer, vendor and employee data, trading or other confidential data. The risk of these system-related events and cybersecurity breaches occurring continues to intensify, and while we have not directly experienced a material breach or disruption to our network or information systems or our operations to-date, such cyberattacks continue to increase in sophistication and frequency, and we may be unable to prevent all such cyberattacks in the future.

If a significant breach were to occur, our reputation could be negatively affected, customer confidence in us or others in the industry could be diminished, or we could be subject to legal claims, loss of revenues, increased costs or operations shutdown. Moreover, the amount and scope of insurance maintained against losses resulting from any such events or security breaches may not be sufficient to cover losses or otherwise adequately compensate for any disruptions to business that could result. Furthermore, in the future, such insurance may not be available on commercially reasonable terms, or at all.

In addition, new or updated security regulations or unforeseen threat sources could require changes in current measures taken by us or our business operations and could adversely affect our consolidated financial statements.

Changes in tax laws or regulations may increase tax uncertainty and adversely affect results of our operations and our effective tax rate.

We will be subject to taxes in the United States and certain foreign jurisdictions. Due to economic and political conditions, tax rates in and duties imposed by various jurisdictions, including the United States, may be subject to change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or their interpretation. In addition, we may be subject to income tax audits by various tax jurisdictions. An adverse resolution by one or more taxing authorities could have a material impact on our finances. Further, we may be unable to utilize any net operating losses in the event a change in control is determined to have occurred.

We may become involved in litigation that may materially adversely affect us.

We are currently named in a purported class action lawsuit related to the Transaction (see “Legal Proceedings”) and from time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources from the operation of our business and cause us to incur significant expenses or liability or require us to change our business practices. The existing class action lawsuit claims in part that NuScale LLC breached its prior LLC operating agreement or breached a duty of good faith and fair dealing in amending the LLC operating agreement in the Transaction without obtaining the consent of former common unit holders of NuScale LLC as a separate class. While we disagree with plaintiffs’ claims, the risk of loss if plaintiffs prevail could be material to the Company. The existing class action lawsuit claims in part that the conversion of preferred units to common units, which occurred in conjunction with the merger, was inequitable to common unit holders. While we disagree with plaintiffs’ claims, the risk of loss if plaintiffs prevail would be material to the Company. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.

Risks Related to Ownership of Our Shares of Class A Common Stock or Warrants

Our Organizational Documents designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for substantially all disputes between NuScale Corp and its stockholders.

Our Certificate of Incorporation and Bylaws (“Organizational Documents”) provide that the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware, shall be the exclusive forum for certain actions and claims. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with NuScale or any of its directors, officers or other employees, which may discourage lawsuits with respect to such claims. However, stockholders will not be deemed to have waived NuScale Corp’s compliance with the federal securities laws and the rules and regulations thereunder and this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, which provides for the exclusive jurisdiction of the federal courts with respect to all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, or the Securities Act. Further, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the Organizational Documents provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision with respect to suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. If a court were to find the choice of forum provision contained in the Organizational Documents to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

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

The Warrants are accounted for as liabilities and the changes in value of the Warrants could have a material effect on our financial results.

The Warrants are currently classified as liabilities. Under this accounting treatment, we are required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in our operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of the Warrants and that such gains or losses could be material.

The price of shares of Class A common stock and Warrants may be volatile.

The price of shares of Class A common stock and Warrants may fluctuate due to a variety of factors, including:
•changes in the industries in which we and our customers operate;
•variations in its operating performance and the performance of our competitors in general;
•material and adverse impacts of the COVID-19 pandemic or other future pandemics on the markets and the broader global economy;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•the public’s reaction to our press releases, other public announcements and its filings with the SEC;
•our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•additions and departures of key personnel;
•changes in laws and regulations affecting its business;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•publication of research reports by securities analysts about us, our competitors or our industry;
•sales of shares of Class A common stock by our stockholders, including those who purchased shares of Class A common stock in private placements in connection with the Merger; and
•general economic and political conditions such as recessions, interest rates, fuel prices, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism.

These market and industry factors may materially reduce the market price of shares of Class A common stock and Warrants regardless of our operating performance.

A significant portion of our total outstanding shares may be sold into the market. This could cause the market price of shares of Class A common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of shares of Class A common stock.

As of February 28, 2023, there were (i) 69,878,067 shares of Class A common stock outstanding, (ii) 157,090,820 shares of Class A common stock issuable upon the exchange of NuScale LLC Class B units (together with cancellation of an equal number of shares of NuScale Corp Class B common stock) pursuant to the procedures set forth in the A&R NuScale LLC Agreement, and (iii) 30,155,710 shares of Class A common stock issuable upon the exercise of outstanding stock options and Warrants.

We have registered on a Form S-1 the potential resale of 209,870,307 shares of Class A common stock that otherwise could be subject to resale restrictions. We also have registered on a Form S-8 an aggregate of 32,503,809 shares of Class A common stock issuable upon exercise of options and other equity awards issued under the NuScale LLC Fourth Amended and Restated 2011 Equity Incentive Plan and the NuScale Corp 2022 Long-Term Incentive Plan. The market price of shares of Class A common stock could decline if the holders of shares sell them or are perceived by the market as intending to sell them.

NuScale Warrants and Options will become exercisable for shares of Class A common stock, which, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding Warrants to purchase an aggregate of 18,458,703 shares of Class A common stock are exercisable in accordance with the terms of the warrant agreement governing those securities. The exercise price of these warrants is $11.50 per share. In addition, outstanding options exercisable in exchange for an aggregate of 12,224,783 shares of Class A common stock are or will become exercisable in accordance with the terms of the Fourth Amended and Restated 2011 Equity Incentive Plan of NuScale LLC. To the extent such warrants or options are exercised, additional shares of Class A common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the prevailing market prices of Class A common stock.

Investors’ ability to make transactions in our securities could be limited and if we cannot maintain our listing on the NYSE, we may be subject to additional trading restrictions.

An active trading market for our securities may not be sustained. In addition, we may be unable to maintain the listing of our securities on the NYSE in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If our securities were not listed on the NYSE or another national securities exchange, such securities would not qualify as covered securities and we would be subject to regulation in each state in which we offer our securities because states are not preempted from regulating the sale of securities that are not covered securities.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Class A common stock.

Securities research analysts may establish and publish their own periodic projections for NuScale. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline. Moreover, if no analysts commence coverage of us, the market price and volume for our common shares could be adversely affected.

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

Item 1B. Unresolved Staff Comments

None
Item 2. Properties

Our executive offices are located at 6550 SW Redwood Ln, Suite 210, Portland, OR, 97224. In addition, we lease properties in the following locations:
•Corvallis, OR. NuScale’s engineering and design center in Corvallis houses over 200 staff members, with capacity for 340, in approximately 60,000 square feet of office, computing, and storage space. Technical and related support activities such as engineering, design, operations, testing, code development, quality assurance, licensing and project management are performed at this facility. Our full-scale reactor control room simulator and computational computing cluster are also located at this facility. NuScale personnel use the computational cluster in a secure data center to perform structural, thermal hydraulic, fluid dynamics and neutronics calculations. We believe the location of our Corvallis facilities provides us with unique access to the technical expertise found in one of the largest nuclear engineering programs on the west coast.
•Richland, WA. The Richland office houses staff focused on operations, human factors, plant services and maintenance planning, with a functional limited-scale simulator that has communication capability with the Corvallis full-scale simulator.
•Rockville, MD. The Rockville office has been a key enabler for the NuScale strategy of early, frequent, and responsive interaction with the NRC.
These properties provide approximately 75,000 rentable square feet.
Item 3. Legal Proceedings
In the regular course of business, we are involved in various legal proceedings and claims incidental to the normal course of business. Additionally, we are involved in various legal proceedings and claims relating to the Transaction. Management does not believe that resolution of any of these matters will materially affect the Company’s financial position or results of operations.

On September 19, 2022, thirteen purported members of NuScale LLC filed suit in the U.S. District Court for the District of Oregon against NuScale LLC, Fluor Enterprises, Japan NuScale Innovation, Inc., and Sargent & Lundy Holdings, LLC. The plaintiffs purport to represent a class of individuals who held common units or options to purchase common units in NuScale LLC and seek declaratory relief and damages based on breach of contract and other common law claims. The claims are based on amendments to the operating agreement of NuScale LLC in connection with the Merger. Plaintiffs claim that such amendments required the consent of holders of common units in NuScale LLC voting as a separate class. NuScale LLC’s response to the complaint was filed on November 21, 2022. Plaintiffs’ reply was filed on January 17, 2023, and NuScale LLC filed reply to Plaintiffs’ response on February 14, 2023. While no assurance can be given as to the ultimate outcome of this matter, we do not believe it is probable that a loss will be incurred, and we have not recorded any liability as a result of these actions.
Item 4. Mine Safety Disclosures

None

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is listed on the NYSE under the ticker symbol “SMR”.

As of March 1, 2023, we had 32,385 shareowners of record.

Performance Graph

The following graph shows changes over the period since the Transaction, May 2, 2022, through December 31, 2022, in the value of $100, invested in: (i) our Class A common shares; (ii) the Russell 3000 Index; (iii) the peer group, which consists of publicly-traded companies in the nuclear or energy transition industries comprised of Ballard Power Systems Inc., Bloom Energy Corporation, BWX Technologies, Inc., Cameco Corporation, Centrus Energy Corp., Enphase Energy, Inc., Enovix Corporation, FuelCell Energy, Inc., Plug Power Inc., SolarEdge Technologies, Inc. and Volta Inc.. The closing price of NuScale’s Class A common shares as of December 30, 2022, the last trading day of 2022, was $10.26 on the NYSE.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read together with our financial statements as of and for the years ended December 31, 2022 and 2021 together with related notes thereto. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties.

Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. Unless the context otherwise requires, references in this section to “NuScale,” “us,” “our” or “we” refer to NuScale Power, LLC (“NuScale LLC”) prior to the Transaction, and to NuScale Power Corporation (“NuScale Corp”) following the consummation of the Transaction.
Overview
Our mission is to provide scalable advanced nuclear technology to produce electricity, heat and clean water to improve the quality of life for people around the world. We are changing the power that changes the world by creating an energy source that is smarter, cleaner, safer and cost competitive.
Our small modular reactor (“SMR”), known as NuScale Power Module (“NPM”), provides a scalable power plant solution incorporating enhanced safety, improved affordability and extended flexibility for diverse electrical and process heat applications. Our scalable design provides carbon-free energy at a reduced cost when compared with gigawatt-sized nuclear facilities.
Since our founding in 2007, we have made significant progress towards commercializing the first SMR in the United States. In 2017, we submitted our Design Certification Application (“DCA”) to the U.S. Nuclear Regulatory Commission (“NRC”). On August 28, 2020, the NRC issued its Final Safety Evaluation Report, representing the NRC’s completion of its technical review. On September 11, 2020 the NRC issued its Standard Design Approval (“SDA”) of our NPM and scalable plant design. With this phase of NuScale’s DCA now complete, customers may proceed with plans to develop NuScale power plants with the understanding that the NRC has approved the safety aspects of the NPM and plant design. We expect our operating losses and negative operating cash flow to grow until the commercialization of the NPM. On January 19, 2023, the NRC published in the Federal Register a final rule that certifies NuScale’s SMR design for use in the United States, which became effective 30 days after publication.
Merger Transaction
On December 13, 2021 we entered into the Agreement and Plan of Merger (as amended, modified, supplemented or waived, the “Merger Agreement”), between Spring Valley Acquisition Corp., NuScale LLC and Spring Valley Merger Sub, LLC, a wholly owned subsidiary of Spring Valley (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged into NuScale LLC (the “Merger”) with NuScale LLC surviving, Spring Valley Acquisition Corp was renamed NuScale Power Corporation, and NuScale LLC continued to be held as a wholly controlled subsidiary of NuScale Corp in an “Up-C” structure. On May 2, 2022, the transaction contemplated by the Merger Agreement, including the Merger (collectively the “Transaction”), was completed.

The Transaction was accounted for as a reverse recapitalization as provided under GAAP. NuScale Corp is the acquired company, with NuScale LLC treated as the acquirer. This determination reflects that Legacy NuScale Equityholders held a majority of the voting power of NuScale Corp, that NuScale LLC’s pre-merger operations were the majority post-merger operations of NuScale Corp, and that NuScale LLC’s management team retaining similar roles at NuScale Corp. Accordingly, although NuScale Corp is the legal parent company, GAAP dictates that the financial statements of NuScale Corp represent a continuation of NuScale LLC’s operations, with the Transaction being treated as though NuScale LLC issued ownership interests for NuScale Corp, accompanied by a recapitalization. The net assets of NuScale LLC are stated at historical cost, with no incremental goodwill or other intangible assets recorded for the effects of the Merger with Spring Valley.

The following table provides the historical cost of the assets and liabilities assumed as a result of the Transaction:

Cash	$341,462
Warrant liabilities	(47,532)
Total net assets	$293,930
Key Factors Affecting Our Prospects and Future Results
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including competition from carbon-based and other non-carbon-based energy generators, the risk of perceived safety issues and their consequences for our reputation and the other factors discussed under the section titled “Risk Factors.” We believe the factors described below are key to our success.

Commencing and Expanding Commercial Launch Operations
In September 2020, we became the first and only company to receive NRC standard design approval for a small modular reactor. We believe our commercialization activities are being completed at a pace that can support delivery of NPMs to a client site as early as 2028. We have an agreement in place with UAMPS to deploy a NuScale 6-module power plant at the DOE’s Idaho National Laboratory as part of UAMPS’ Carbon Free Power Project (“CFPP” or “the Project”). Commercial operation of the first NPM is slated for 2029. In December 2022, we signed a contract for Front-End Engineering and Design (“FEED”) work with RoPower Nuclear S.A, owned by S.N. Nuclearelectrica S.A. and Nova Power & Gas S.A., entities that operate under the authority of the Romanian Ministry of Energy, to advance the deployment of our NPMs to Romania. Under Phase 1 of the contract, we will define the major site and specific inputs for a VOYGR-6 SMR power plant to be deployed at the Doicesti Power Station site in Romania. We expect the site in Romania to use six modules and to be commercially operable as early as 2029.

We have over 120 potential target customers in addition to UAMPS and RoPower, as well as ten customers across seven countries that we consider highly interested customers who are considering an NPM power plant deployment in the late 2020s or early 2030s. We believe the long lead-time involved with siting an SMR, the number of customers in our pipeline and the work being performed by these potential customers involving a NuScale deployment project bode well for our potential future success. Further, in December 2022, we completed our Standard Plant Design (“SPD”), which provides potential customers with a generic VOYGR power plant design that will serve as a starting point for deploying site-specific designs, including supporting client licensing and deployment activities.
Regulatory Approvals

In December 2022, we applied to the NRC for an SDA for our latest power enhanced design that will be the heart of VOYGR-6 NuScale Plant. If approved, the licensed output of our NPM will be raised from 50 MWe to 77 MWe. A VOYGR-6 NuScale Plant referencing the SDA will be capable of generating 462 MWe (gross). Approval of the design, which could come in 2024, would increase the cost-competitiveness of our NPM, and we consider obtaining such approval a critical milestone.

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
Revenue
We have not generated any material revenue to date. All revenue that we have generated to date arises from engineering and licensing services provided to potential customers. As a result of those FEED services, we expect to generate a significant portion of our revenue from the sale of NPMs. We also expect to generate revenue by providing critical services, such as start-up and testing and nuclear fuel and refueling services, over the life cycle of each power plant.

Expenses
Research and Development Expense
Our research and development (“R&D”) expenses consist primarily of internal and external expenses incurred in connection with our R&D activities. These expenses include labor directly performed on our projects and fees paid to third parties working on and testing specific aspects of our NPM design. R&D costs have been expensed as incurred.
General and Administrative Expenses
G&A expenses consist of compensation costs for personnel in executive, finance, accounting, human resources and other administrative functions. G&A expenses also include legal fees, professional fees paid for accounting, auditing, consulting services, insurance costs and facility costs.
Other Expense
Other operating expenses consist primarily of compensation costs (including indirect benefits and equity-based compensation expense) for operating personnel.
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
Results of Operations

(in thousands, except share and per share amounts)	Twelve Months Ended December 31,
	2022	2021	2020
Revenue	11,804	$2,862	$600
Cost of sales	(7,317)	(1,770)	(355)
Gross margin	4,487	1,092	245
Research and development expenses	123,416	93,136	95,267
General and administrative expenses	63,057	45,226	37,176
Other expenses	48,009	37,030	26,645
Loss from operations	(229,995)	(174,300)	(158,843)
Department of Energy cost share	72,336	73,522	71,109
Decrease (increase) in fair value of warrant liabilities	12,148	—	—
Interest income and other cost share (interest expense)	3,938	(1,715)	(653)
Loss before income taxes	(141,573)	$(102,493)	$(88,387)
Comparison of the Years Ended December 31, 2022 and 2021

Changes in Presentation

Prior year amounts totaling $1.5 million have been reclassified out of G&A expenses to other expenses to conform to the current year presentation on the accompanying Consolidated Statements of Operations.

Revenue

The increase in revenue was attributable to activities in support of the EPCDA for CFPP, as well as nuclear technologies consulting services.

R&D Expense
R&D expenses increased due to $25.9 million of professional fees associated with the standard plant design work and compensation costs of $3.8 million as a result of increased headcount as we continue to expand our licensing efforts.
G&A Expenses
G&A expenses increased as a result of $3.6 million in compensation costs due to an increase in headcount, $3.0 million in insurance costs, $3.4 million in equity-based compensation, higher software and hardware costs of $1.4 million and $5.7 million in marketing and advertising costs as we continue to build brand recognition across the globe.

Other Expense

Other expenses increased as a result of $6.3 million of higher compensation costs including a Transaction completion bonus, equity-based compensation of $2.4 million and higher travel expenses of $1.4 million.

Department of Energy cost share

While the cost share is similar to the prior year, it has decreased as a percentage of total expenses due to more self-funded work associated with CFPP and higher G&A and Other expenses.

Increase (decrease) in fair value of warrant liabilities

The price of the Warrants, which is used to calculate their fair value, has dropped by approximately 32% since the Transaction.
Comparison of the Years Ended December 31, 2021 and 2020

R&D Expense

The decrease in R&D personnel costs was driven by the fact that the NRC’s review of the NPM design application concluded in late 2020.

G&A Expenses

The increase in 2021 G&A expenses was primarily due to an increase in compensation and benefits of $4.5 million, a contract settlement fee with a former advisor of $3.3 million and $2.2 million related to higher advertising costs, partially offset by lower equity-based compensation of $0.5 million.

Other Operating Expense

Other operating expenses increased year over year as a result of higher compensation costs of $6.2 million, equity-based compensation of $3.2 million and $0.5 million in various other expenses, partially offset by lower professional fees of $1.0 million.

Liquidity and Capital Resources
Liquidity
We measure liquidity in terms of our ability to fund the cash requirements of our R&D activities and our near-term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve R&D activities for the ongoing development of the NPM and associated plant design.
We had $217.7 million in cash and cash equivalents as of December 31, 2022, compared to $77.1 million as of December 31, 2021, as well as $50.0 million in short-term investments that will mature in the first quarter of 2023. We had no debt as of December 31, 2022, compared to $14.0 million as of December 31, 2021, (which was converted into equity in conjunction with the Transaction). The Transaction resulted in NuScale receiving net cash in the amount of $341.5 million, consisting of $235.0 million in PIPE funding and $145.5 million in cash in trust, partially offset by transaction costs of $39.1 million.

Since NuScale’s inception, we have incurred significant operating losses; we have had negative operating cash flow during the twelve months ended December 31, 2022 and 2021; and we have an accumulated deficit of $182.1 million as of December 31, 2022. Management expects that operating losses and negative cash flows may increase because of additional costs and expenses related to the development of technology and the development of market and strategic relationships with other companies.

To date, we have not generated any material revenue. We do not expect to generate any meaningful revenue unless and until we are able to commercialize our NPM and related services. We expect our costs to increase in connection with the advancement of our products and services toward commercialization. In addition, with the completion of the Transaction, we expect to incur additional costs associated with operating as a public company. While we believe that the proceeds of the Transaction will be sufficient to reach commercialization of our NPM, certain costs are not reasonably estimable at this time, and we may require additional funding and our projections anticipate certain customer-sourced income that is not assured and DOE funds that are granted under the cooperative agreement secured by the Company are subject to Congressional appropriations.

We believe that based on our current level of operating expenses and currently available cash resources, we will have sufficient funds available to cover R&D activities and operating cash needs for the next twelve months. However, considering that we have not yet completed the development of a commercial product and have no meaningful revenue to date, we may require additional funds in future years. Our ability to raise funds through equity offerings may be limited by the significant number of shares that may be publicly sold, including the shares registered for resale under the registration statement on Form S-1 that was declared effective by the SEC on June 30, 2022. Such sales may negatively affect the market price of our shares of Class A common stock. In particular, a large sale by Fluor, our majority shareholder, could significantly affect our stock price. We believe the likelihood that Warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive from such exercises, depends on the trading price of our shares of Class A common stock, which from time to time, has exceeded the $11.50 Warrant exercise price, before the Warrants expire. In certain circumstances, the Warrants can be exercised on a cashless basis. Our ability to fund R&D activities and our operating cash needs for multiple years does not depend on the proceeds we may receive as the result of exercises of Warrants.
Comparison of Cash Flows for the Years Ended December 31, 2022 and 2021
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net cash used in operating activities	$(148,609)	$(99,162)	(47,235)
Net cash used in investing activities	(52,332)	(1,952)	(3,526)
Net cash provided by financing activities	368,064	173,344	38,494
Net increase (decrease) in cash and cash equivalents	$167,123	$72,230	$(12,267)

Cash Flows used in Operating Activities
Net cash used in our operating activities increased during 2022 due to a larger net loss, an increase in commercial work (which resulted in growth in receivables) and a larger prepaid asset associated with the D&O insurance required as a newly public company. In addition, the growth in payables and accruals slowed in 2022 due to less DOE cost-share work in the fourth quarter of the 2022 fiscal year. These changes were partially offset by the utilization of previously deferred DOE cost share during 2021.
Cash Flows used in Investing Activities
Investing cash flows generally reflect capital expenditures on computer equipment and software. However, in 2022, we invested $50.0 million in short-term investments.
Cash Flows provided by Financing Activities
During 2022, the majority of the net cash provided by financing activities consisted of proceeds from the Transaction, with another $28.7 million received for the exercise of warrants and options. For the year ended December 31, 2021, our financing cash flows consisted of $192.5 million for the sale of convertible preferred units offset by the repayment of $20.0 million of debt to Fluor.
Comparison of Cash Flows for the Years Ended December 31, 2021 and 2020

Cash Flows used in Operating Activities

Net cash used in our operating activities increased during 2021 due to a larger net loss, the utilization of $13 million of previously deferred DOE cost share and $20 million change in accounts receivable primarily related to a large $18 million DOE collection in 2020, partially offset by higher accruals associated with compensation and professional fees.

Cash Flows from Financing Activities

In 2021, net cash provided by financing activities consisted of the sale of $192.5 million in convertible preferred units, partially offset by the repayment of $20 million in debt to Fluor.
In 2020, net cash provided by financing activities consisted of proceeds from the incurrence of debt of $20 million in the form of a note payable to Fluor and proceeds from the sale of convertible preferred units of $18.5 million.
Commitments and Contractual Obligations
We do not have any material commitments and contractual obligations.
Off-Balance Sheet Arrangements
In conjunction with DOE Office of Nuclear Energy Award DE-NE0008935 with Utah Associated Municipal Power Systems’ (“UAMPS”) wholly owned subsidiary, Carbon Free Power Project, LLC (“CFPP LLC”), we entered into a Development Cost Reimbursement Agreement (“DCRA”), pursuant to which we are developing the NRC license application and performing other site licensing and development activities. Under the DCRA, we may be obligated to refund to UAMPS a percentage of its net development costs up to a specified cap, which varies based on the stage of project development, if certain performance criteria are not met. As of March 7, 2023, when we entered into Amendment 3 of the DCRA and the Long Lead Material Reimbursement Agreement with CFPP LLC, the maximum reimbursement based on the current stage of project development is $81.0 million. As of December 31, 2022 the net development costs incurred by UAMPS totaled $17.8 million.

Under this agreement, the Company is required to have credit support to fund the amount of its potential reimbursement of these net development costs. This letter of credit is updated quarterly based on an agreed upon forecasted estimate of net development costs. A stipulation of attaining the letter of credit requires the Company segregate funds from the operating bank accounts as collateral for said letter of credit. This account is identified as restricted cash in the amount of $26.5 million, on the accompanying consolidated balance sheet and acts as collateral for the $26.0 million letter of credit outstanding at December 31, 2022.

In December 2022, NuScale and Fluor provided CFPP LLC with a Class 3 Project Cost Estimate (“PCE”). As provided for in the DCRA (as amended), NuScale ran an economic competitiveness test (“ECT”) comparing the PCE with a price target of $58.00/MWh for a target COD of the Project. The PCE exceeded the price target, meaning there was an ECT failure. As a result of the ECT failure UAMPS Members participating in the CFPP (“Project Participants”) were given the opportunity to exit the Project. CFPP LLC had until March 1, 2023 (unless extended by mutual agreement), to deliver notice that it intended to terminate its participation in the Project. If CFPP LLC had issued notice that it intended to terminate its participation in the Project by March 1, 2023, the Company would have been liable to pay CFPP LLC approximately $17.8 million and would have had the option to take over the Project assets and continue to develop CFPP. However, on March 1, 2023, UAMPS notified NuScale that sufficient Project Participants have opted to continue with CFPP development notwithstanding the ECT failure. The next ECT is scheduled to be run in conjunction with the submission of the Class 2 PCE. For information regarding the consequences of an ECT failure, see Commercialization Risk Factors associated with the Company’s obligations to UAMPS.
Critical Accounting Policies and Estimates
Our financial statements have been prepared in accordance with GAAP. Preparation of the financial statements requires our management to make a number of judgments, estimates and assumptions relating to the reported amount of expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our financial statements. Our significant accounting policies are described in Note 3 within our “Notes to the Consolidated Financial Statements”. Additional information about our critical accounting policies follows:
Accounts Receivable
Accounts receivable includes reimbursement requests outstanding from the DOE awards and are recognized as eligible costs are incurred. Such treatment creates symmetry with our incurrence of qualifying costs. In addition, we have commercial receivables associated with other federal projects that are billed as earned. We do assess the probability of collection from the DOE and our commercial customers in establishing the fair value of recorded amounts.
Revenue Recognition
In addition to advancing the commercialization of our SMR, we provide engineering services to customers.

We recognize fixed price contract revenue with multiple performance obligations as each obligation is completed. We allocate the transaction price to each performance obligation using an estimate of the stand-alone selling price of each distinct service in the contract. Revenue recognized on contracts that has not been billed to customers is classified as a current asset under accounts and other receivables on the consolidated balance sheet. Amounts billed to clients in excess of revenue recognized are classified as a current liability under deferred revenue on the consolidated balance sheet.

We recognize time and material contract revenue as incurred, while our cost plus fixed-fee contract revenue is recognized over time, matching continuous transfer of control to the customer. The Company accounts for these contracts as a single performance obligation and recognizes revenue using the percentage-of-completion (“POC”) method, based primarily on contract cost incurred to date compared to total estimated contract cost. The percentage-of-completion method (an input method) is the most faithful depiction of the Company’s performance because it directly measures the value of the services transferred to the customer. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client.

Revenue recognition and profit is dependent upon a number of factors, including the accuracy of a variety of estimates made at the balance sheet date, such as engineering progress, material quantities, the achievement of milestones, penalty provisions, labor productivity and cost estimates. Variable consideration is included in the estimate of transaction price only to the extent that a significant reversal would not be probable. We continuously monitor factors that may affect the quality of our estimates, and material changes in estimates are disclosed accordingly.

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

Because our SMR is designed to be sold on a modular basis, we are limited under GAAP in our ability to recognize revenue on a POC basis. Other companies with a less-standardized approach might be able to use POC, which would have the effect of accelerating their recognition of profit ahead of us, given our use of completed contract accounting.
Equity-Based Compensation
Equity-based compensation is measured using a fair value-based method for all equity-based awards. The cost of awarded equity instruments is recognized based on each instrument’s grant-date fair value over the period during which the grantee is required to provide service in exchange for the award. The determination of fair value requires significant judgment and the use of estimates, particularly with regard to Black-Scholes assumptions such as stock price volatility and expected option lives to value equity-based compensation. Equity-based compensation is recorded as a G&A expense and other expense in the consolidated statements of operations.
We measure the fair value of each option grant at the date of grant using a Black-Scholes option pricing model. In this model we use the treasury yield curve rates for the risk-free interest rate for a period equal to the expected option life and the simplified method to calculate the expected option life (options qualified as ‘plain vanilla’ under the provisions of SAB 107). Volatility is determined by reference to the actual volatility of several publicly traded companies that are similar to NuScale in its industry sector. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. Forfeitures are recognized as they occur. All equity-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards.

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
Emerging Growth Company Accounting Election
Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect not to take advantage of the extended transition period and comply with the requirements that apply to non-EGCs, and any such election to not take advantage of the extended transition period is irrevocable. We expect to be an EGC at least through the end of 2023 and will have the benefit of the extended transition period. We intend to take advantage of the benefits of this extended transition period.
Recent Accounting Pronouncements

Refer to Note 3 in the Consolidated Financial Statements for a summary of recently adopted and recently issued accounting standards and their related effects or anticipated effects on our consolidated results of operations and financial condition.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Inflation Risk

Inflation has materially impacted the overall global economy, including all energy projects and NuScale VOYGR™ projects, resulting in higher supply chain costs and operating expenses.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements required by this Item are set forth in Item 15 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As defined in Rule 13a-15 and 15d-15 of the Exchange Act, our management, with the participation of our CEO and CFO, is responsible for establishing and maintaining disclosure controls and procedures. These controls and procedures should be designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with GAAP. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm, regarding internal controls over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are an “emerging growth company” as defined by Item 10 of Regulation S-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the period covered by this 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
Item 9B. Other Information

None
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, except that: the information regarding our executive officers required by Item 401 of Regulation S-K is set forth herein at Part I, Item 1 of this Form 10-K under the heading “Information about our Executive Officers.”

Code of Business Conduct

We have a code of business conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the code of conduct is available on our website at www.nuscalepower.com. The code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. Our Internet website address is provided as an inactive textual reference only. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of its code of ethics on our website. Information contained on or accessible through our website is not a part of this proxy statement.
Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

Part IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements: The financial statements filed as part of this report are listed on the index to financial statements on page F-1.
(a)(2) Financial Statement Schedules: All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.
(a)(3) Exhibits: The exhibits listed on the Exhibit Index are included or incorporated by reference in this report.

(a) Exhibits.

Exhibit Number	Description
2.1†
Agreement and Plan of Merger, dated as of December 13, 2021, by and among Sprig Valley, Merger Sub and NuScale LLC (incorporated by reference to Annex A to the Proxy Statement/Prospectus filed with the SEC on April 8, 2022)

2.2
Amendment to Agreement and Plan of Merger, dated as of December 28, 2021, by and among Spring Valley, Merger Sub and NuScale LLC (incorporated by reference to Annex A-I to the Proxy Statement/ Prospectus filed with the SEC on April 8, 2022)

2.3
Second Amendment to Agreement and Plan of Merger, dated as of April 14, 2022, by and among Spring Valley, Merger Sub and NuScale LLC (incorporated by reference to Exhibit 2.1 to Spring Valley’s Current Report on Form 8-K, filed with the SEC on April 15, 2022)

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

10.1	Form of NuScale Corp Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed on February 11, 2022)
10.2+	2022 Long-Term Incentive Plan, as amended, and forms of equity agreements thereunder (incorporated by reference to Annex E to the Proxy Statement/ Prospectus filed on April 8, 2022)
10.3
Sponsor Letter Agreement, dated as of November 23, 2020, by and among Spring Valley Acquisition Sponsor, LLC, Spring Valley and certain other parties thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed by the Registrant on November 30, 2020 and included as Annex H to the Proxy Statement/ Prospectus)

10.4
Sponsor Support Agreement, dated as of December 13, 2021, by and among Sponsor Sub, Spring Valley and NuScale LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 14, 2021)

10.5
Director Support Agreement, dated as of December 13, 2021, by and among Debora Frodl, Richard Thompson, Patrick Wood, III, Spring Valley and NuScale LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 14, 2021)

10.6
Sponsor Letter Agreement, dated as of December 13, 2021, by and among Sponsor Sub, Spring Valley and NuScale LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 14, 2021)

10.7	Form of PIPE Subscription Agreement (included as Annex F to the Proxy Statement/Prospectus filed on April 8, 2022)
10.8	Form of Amendment to PIPE Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 15, 2022)
10.9+
Fourth Amended and Restated 2011 Equity Incentive Plan of NuScale Power, LLC; Form of Option Agreement (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on May 5, 2022)

10.10
Amended and Restated Registration Rights Agreement dated May 2, 2022, by and among NuScale Power Corporation, Spring Valley Acquisition Sponsor, LLC, SV Acquisition Sponsor Sub, LLC, and certain members of NuScale Power, LLC and shareholders of NuScale Power Corporation (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on May 5, 2022)

10.11
Tax Receivable Agreement dated May 2, 2022, by and among NuScale Power Corporation, NuScale Power, LLC, and certain members of NuScale Power, LLC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on May 5, 2022)

10.12
Sixth Amended and Restated Limited Liability Company Agreement dated May 2, 2022, by and among NuScale Power Corporation, NuScale Power, LLC and the members of NuScale Power, LLC (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on May 5, 2022)

10.13+
Employment Agreement between John Hopkins and NuScale Power, LLC dated November 1, 2021 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4, filed on February 11, 2022)

10.14+	Amendment No. 1 to Employment Agreement with John Hopkins effective May 2, 2022 (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on May 5, 2022)
10.15+	Employment Agreement between Dale Atkinson and NuScale Power, LLC dated May 17, 2019 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 filed on February 11, 2022)
10.16+	Amendment No. 1 to Employment Agreement with Dale Atkinson effective May 2, 2022 (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on May 5, 2022)
10.17†
Assistance Agreement with the U.S. Department of Energy dated January 7, 2022 (portions of the agreement have been redacted) (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 filed on March 14, 2022)

10.18+	Form of Agreement to Terminate Employment Agreement, including Executive Change in Control Plan and Executive Severance Policy
10.19+	Executive Severance Policy (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed on May 5, 2022)
10.20
Exclusivity Agreement among NuScale Power, LLC, NuScale Holdings Corp., and Fluor Enterprises, Inc. dated September 30, 2011, as amended by First Amendment to Exclusivity Agreement dated July 31, 2019 and Second Amendment to the Exclusivity Agreement dated March 26, 2021 (portions of the agreement have been redacted) (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed on May 5, 2022)

10.21
Development Cost Reimbursement Agreement between NuScale Power, LLC and Utah Associated Municipal Power Systems dated December 31, 2020, as amended by Amendment No. 1 dated April 30, 2021 and Amendment No. 2 dated May 31, 2021 (portions of the agreement have been redacted) (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed on May 5, 2022)

10.22+
Letter Agreement among NuScale Power, LLC, Fluor Enterprises, Inc., Japan NuScale Innovation, LLC, and Japan Bank for International Cooperation dated April 4, 2022 (incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed on May 5, 2022)

10.23+	Executive Change in Control Plan
10.24+	Restricted Unit and Bonus Award Agreement between NuScale Power, LLC and Dale Atkinson
10.25	Amendment No. 3 to Development Cost Reimbursement Agreement, dated February 28, 2023, between NuScale LLC and CFPP LLC
10.26	Long Lead Material Reimbursement Agreement, dated February 28, 2023, between NuScale LLC and CFPP LLC
23.1	Consent of Ernst & Young LLP independent registered accounting firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL).

† Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

+ Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NuScale Power Corporation

Date	By:	/s/ John Hopkins
March 15, 2023	Name:	John Hopkins
	Title:	Chief Executive Officer

Date	By:	/s/ Chris Colbert
March 15, 2023	Name:	Chris Colbert
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	POSITION	DATE
/s/ James T. Hacket	Chairman and Director	March 15, 2023
James T. Hackett

/s/ John Hopkins	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2023
John Hopkins

/s/Chris Colbert	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2023
Chris Colbert

/s/Alan L. Boeckmann	Director	March 15, 2023
Alan L. Boeckmann

/s/ Alvin C. Collins, III	Director	March 15, 2023
Alvin C. Collins, III

/s/ Kent Kresa	Director	March 15, 2023
Kent Kresa

/s/ Christopher J. Panichi	Director	March 15, 2023
Christopher J. Panichi

/s/ Christopher Sorrells	Director	March 15, 2023
Christopher Sorrells

/s/ Kimberly O. Warnica	Director	March 15, 2023
Kimberly O. Warnica

/s/ Bum Jin Chung	Director	March 15, 2023
Bum Jin Chung

/s/ Shinji Fujino	Director	March 15, 2023
Shinji Fujino

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of NuScale Power corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NuScale Power Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Portland, Oregon
March 15, 2023

NuScale Power Corporation
Consolidated Balance Sheet

(in thousands, except share and per share amounts)	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$217,685	$77,094
Short-term investments	50,000	—
Prepaid expenses	5,531	4,147
Accounts and other receivables	11,199	4,833
Total current assets	284,415	86,074
Property, plant and equipment, net	4,770	4,960
In-process research and development	16,900	16,900
Intangible assets, net	1,059	1,236
Goodwill	8,255	8,255
Restricted cash	26,532	—
Other assets	6,704	3,772
Total assets	$348,635	$121,197
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$27,951	$22,375
Accrued compensation	9,038	10,552
Convertible note payable	—	14,041
Other accrued liabilities	1,568	1,440
Total current liabilities	38,557	48,408
Warrant liabilities	29,349	—
Noncurrent liabilities	2,786	2,976
Deferred revenue	856	1,415
Total liabilities	71,548	52,799
Mezzanine equity	—	2,140
Stockholders' Equity
Convertible preferred units	—	819,694
Common units	—	28,184
Class A common stock, par value $0.0001 per share, 332,000,000 shares authorized, 69,353,019 shares issued and outstanding as of December 31, 2022	7	—
Class B common stock, par value $0.0001 per share, 179,000,000 shares authorized, 157,090,820 shares issued and outstanding as of December 31, 2022	16	—
Additional paid-in capital	296,748	0
Accumulated deficit	(182,092)	(781,620)
Total Stockholders' Equity Excluding Noncontrolling Interests	114,679	66,258
Noncontrolling interests	162,408	—
Total Stockholders' Equity	$277,087	$66,258
Total Liabilities, Mezzanine Equity and Stockholders' Equity	$348,635	$121,197
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except share and per share amounts)	2022	2021	2020
Revenue	$11,804	$2,862	$600
Cost of sales	(7,317)	(1,770)	(355)
Gross margin	4,487	1,092	245
Research and development expenses	123,416	93,136	95,267
General and administrative expenses	63,057	45,226	37,176
Other expenses	48,009	37,030	26,645
Loss from operations	(229,995)	(174,300)	(158,843)
Department of Energy cost share	72,336	73,522	71,109
Decrease (increase) in fair value of warrant liabilities	12,148	—	—
Interest income and other cost share (interest expense)	3,938	(1,715)	(653)
Loss before income taxes	(141,573)	(102,493)	(88,387)
Provision (benefit) for income taxes	—	—	—
Net loss	(141,573)	(102,493)	(88,387)
Net loss attributable to legacy NuScale LLC holders prior to Transaction	(31,155)	—	—
Net loss attributable to noncontrolling interests	(84,504)	—	—
Net Loss Attributable to Class A Common Stockholders	(25,914)	(102,493)	(88,387)

Loss Per Share of Class A Common Stock:
Basic and Diluted	$(0.51)	$—	$—

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	50,763,844	—	—
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2022	2021	2020
OPERATING CASH FLOW
Net loss	$(141,573)	$(102,493)	$(88,387)
Adjustments to reconcile net loss to operating cash flow:
Depreciation	2,521	2,018	1,900
Amortization of intangibles	177	177	178
Equity-based compensation expense	9,331	6,441	3,718
Accrued interest on convertible note payable	—	127	701
Change in fair value of warrant liabilities	(12,148)	—	—
Net noncash change in right of use assets and lease liabilities	2,385	1,501	1,486
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,243)	(1,540)	(462)
Accounts receivable	(6,366)	(2,043)	18,042
Accounts payable and accrued expenses	2,987	5,886	6,493
Lease liability	(1,504)	(1,650)	(1,594)
Deferred DOE cost share	(104)	(13,254)	13,358
Deferred revenue	(559)	1,148	224
Accrued compensation	(1,513)	4,520	(2,892)
Net cash used in operating activities	(148,609)	(99,162)	(47,235)
INVESTING CASH FLOW
Purchase of short-term investments	(50,000)	—	—
Purchases of property, plant and equipment	(2,332)	(1,952)	(3,526)
Net cash used in investing activities	(52,332)	(1,952)	(3,526)
FINANCING CASH FLOW
Proceeds from Transaction, net	341,462	—	—
Payments of Transaction costs	(2,401)	—	—
Proceeds from debt issuance	—	—	23,000
Repayment of debt	—	(20,000)	(3,000)
Proceeds from short-term borrowings	—	27,200	—
Repayment of short-term borrowings	—	(27,200)	—
Proceeds from sale of convertible preferred units	—	192,500	18,500
Proceeds from exercise of common unit options	847	748	43
Repurchase of common units	(566)	(17)	(49)
Issuance of treasury units	20	113	—
Proceeds from exercise of warrants and common share options	28,702	—	—
Net cash provided by financing activities	368,064	173,344	38,494
Net increase (decrease) in cash, cash equivalents and restricted cash	167,123	72,230	(12,267)
Cash, cash equivalents and restricted cash:
Beginning of period	77,094	4,864	17,131
End of period	$244,217	$77,094	$4,864
Summary of noncash investing and financing activities:
Assumption of Transaction warrant liabilities	$47,532	$—	$—
Debt converted to equity	14,181	—	—
Conversion of equity options to liability award	50	—	—
Conversion of accounts payable to convertible preferred units	—	65	378
Warrants converted into equity	6,268	—	—
Equity issuance fees	—	1,960	1,960
Capital expenditures in accounts payable	—	—	290
Increase in lease liability	—	—	846
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$1,478	$—
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Consolidated Statements of Changes in Stockholders’ Equity

			Members’ Equity
	Mezzanine Equity		Convertible Preferred Units		Common Units		Accumulated Deficit	Total Member’s Equity
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2019	6,000	$2,140	532,888	$610,211	5,442	$17,187	$(590,740)	$36,658
Sale of convertible preferred units	—	—	9,635	18,500	—	—	—	18,500
Issuance of convertible preferred units	—	—	206	378	—	—	—	378
Exercise of common unit options	—	—	—	—	105	43	—	43
Repurchase of common units	—	—	—	—	(55)	(49)	—	(49)
Issuance of treasury units	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	3,718	—	3,718
Net loss	—	—	—	—	—	—	(88,387)	(88,387)
Balances at December 31, 2020	6,000	$2,140	542,729	$629,089	5,492	$20,899	$(679,127)	$(29,139)
Sale of convertible preferred units	—	—	90,500	190,540	—	—	—	190,540
Issuance of convertible preferred units	—	—	32	65	—	—	—	65
Exercise of common unit options	—	—	—	—	3,483	748	—	748
Repurchase of common units	—	—	—	—	(15)	(17)	—	(17)
Issuance of treasury units	—	—	—	—	114	113	—	113
Equity-based compensation expense	—	—	—	—	—	6,441	—	6,441
Net loss	—	—	—	—	—	—	(102,493)	(102,493)
Balances at December 31, 2021	6,000	$2,140	633,261	$819,694	9,074	$28,184	$(781,620)	$66,258

The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)							Common Stock
	Mezzanine Equity		Convertible Preferred Units		Common Units		Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders' Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2021	6,000	$2,140	633,261	$819,694	9,074	$28,184	—	$—	—	$—	$—	$(781,620)	$—	$66,258
Sale of convertible preferred units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of convertible preferred units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of common unit options	—	—	—	—	3,764	847	—	—	—	—	—	—	—	847
Repurchase of common units	—	—	—	—	(358)	(566)	—	—	—	—	—	—	—	(566)
Issuance of treasury units	—	—	—	—	12	20	—	—	—	—	—	—	—	20
Conversion of equity award to liability award	—	—	—	—	—	(50)	—	—	—	—	—	—	—	(50)
Equity-based compensation expense	—	—	—	—	—	1,359		—	—	—	7,972	—	—	9,331
Reverse recapitalization, net	(6,000)	(2,140)	(633,261)	(819,694)	(12,492)	(29,794)	41,971	4	178,397	18	220,606	656,597	280,113	307,850
Exercise of common share options and warrants	—	—	—	—	—	—	4,432	1	—	—	34,969	—	—	34,970
Issuance of earn-out shares upon triggering event	—	—	—	—	—	—	1,644	—	—	—	—	—	—	—
Conversion of combined interest into Class A shares	—	—	—	—	—	—	21,306	2	(21,306)	(2)	—	—	—	—
Rebalancing of ownership percentage for conversion of combined interest into Class A shares	—	—	—	—	—	—	—	—	—	—	33,201	—	(33,201)	—
Net loss attributable to legacy NuScale prior to Transaction	—	—	—	—	—	—	—	—	—	—	—	(31,155)	—	(31,155)
Net loss after the Transaction	—	—	—	—	—	—	—	—	—	—	—	(25,914)	(84,504)	(110,418)
Balances at December 31, 2022	—	$—	—	$—	—	$—	69,353	$7	157,091	$16	$296,748	$(182,092)	$162,408	$277,087

The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
1. The Company
Organization
NuScale Corp (“NuScale” or the “Company”) is incorporated under the laws of the state of Delaware. The Company is the primary beneficiary of NuScale LLC, a variable interest entity, and all activity of NuScale LLC and the Company are consolidated herein. NuScale LLC is a limited liability company organized in the State of Oregon in 2011. The Company is majority owned by Fluor Enterprises, Inc., a subsidiary of Fluor.
Operations
The Company is commercializing a modular, scalable 77 megawatt (gross) electric Light Water Reactor nuclear power plant using exclusive rights to a nuclear power plant design obtained from Oregon State University. The Company also uses the test facility at OSU through a technology transfer agreement. The following represents key milestones in the development of this technology:
•December 2016: DCA completed
•January 2017: DCA submitted to the NRC
•March 2017: DCA accepted for review by the NRC
•August 2020: NRC issued the Final Safety Evaluation Report ("FSER")
The FSER represents the NRC’s completion of its technical review and approval of the NuScale SMR design. With this final phase of NuScale’s DCA now complete, customers may proceed with plans to develop NuScale power plants with the understanding that the NRC has approved the safety aspects of the NuScale design.
All the Company’s operations and long-lived assets were attributable to operations in the United States as of and for the years ended December 31, 2022, 2021 and 2020.
U.S. Department of Energy Funding
Beginning in 2014, the U.S. DOE has provided critical funding to NuScale through a series of cooperative agreements which support ongoing commercialization activities. The agreements which were active during 2022, 2021 and 2020 are discussed below.
U.S. Department of Energy NuScale SMR FOAK Nuclear Demonstration Readiness Project Completion (Award 8928)
In February 2020, the Company was awarded up to $350,000 under “SMR FOAK Nuclear Demonstration Readiness Project Completion” (“Award 8928”). This program is expected to complete all remaining licensing activities, first-of-a-kind engineering, supply chain development, testing and other required activities to have the NuScale SMR ready to enable timely client project deployment. The award consisted of NuScale cost share of $350,000 (50%) and the government cost share of $350,000 (50%). NuScale was permitted to request reimbursement of 73% of its program costs from August 2019 through September 2020. Because the government’s cost share of total program funds must be no more than 50% over the duration of the 5 years award, 23% of the reimbursement requests made for the August 2019 through September 2020 costs were deferred and recognized as a liability in the accompanying balance sheet. At December 31, 2021, $10,237 of deferred DOE cost share is netted in related DOE accounts receivable due to a right of offset. No amounts were eligible to be offset at December 31, 2022. These deferred reimbursement costs were recognized as reimbursement requests were made at less than 50%. The DOE obligated a total of $233,000 to date, of which $225,000 was collected, through December 31, 2022.
U.S. Department of Energy Carbon Free Power Project Award (Award 8369)
In April 2015, the Company was awarded an Assistance Agreement, “Site Permitting and Licensing of the NuScale Small Modular Reactor”. Utah Associated Municipal Power Systems was identified as a sub-recipient under the Carbon Free Power Project (“CFPP”) award. UAMPS is considering developing, constructing and owning a 462 MWe (gross) nuclear powered energy center using NuScale’s SMR technology. The CFPP award consisted of DOE cost share of $16,617 (50%)

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
and NuScale and UAMPS cost share of $16,617 (50%) to facilitate site permitting and related licensing activities. In January 2019 the DOE renewed the award extending the period of performance through December 2023 and increasing the total amount of the award to $126,694. The cost sharing percentages remained at DOE cost share of 50% and NuScale and UAMPS cost share of 50% of the total award. This award was later amended to consist of DOE cost share of $8,250 (50%) and NuScale and UAMPS cost share of $8,250 (50%). Cumulative cash received through December 31, 2021 was $7,451, with an additional $70 obligated and included in accounts receivable. The remaining $729 was paid by the DOE to a third party, in accordance with the Award, for services provided. The period of performance under this award ended October 31, 2021 due to UAMPS applying as prime recipient for Award 8935. NuScale has no cost share under Award 8935.

Subsequently, an “Agreement for a Cost Sharing Option Associated with the Siting and Licensing of a Small Modular Reactor” and a “Subaward Agreement between the Company and UAMPS” were executed in December 2015. These agreements were subsequently amended various times. Under these amended agreements, NuScale will reimburse UAMPS 25% of the UAMPS project costs associated with the CFPP award up to a maximum of $4,100.

Under the amended agreements, when UAMPS submits the combined construction and operating license application, it will pay NuScale an amount equal to the sum of all CFPP project costs reimbursed by NuScale. Upon such payment, UAMPS will assume full ownership interest in all project assets free of any claim by NuScale.
As described more thoroughly in note 16, we entered into a DCRA with Carbon Free Power Project, LLC (“CFPP LLC”). Under the DCRA, we may be obligated to refund to UAMPS a percentage of its net development costs. As of December 31, 2022 the net development costs incurred by UAMPS totaled $17,834. Further the DCRA requires we have credit support for these costs, resulting in NuScale obtaining a letter of credit in the amount of $26,000.
2.Merger Transaction
Merger with Spring Valley

In December 2021, NuScale LLC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spring Valley Acquisition Corp. (“Spring Valley”) and Spring Valley Merger Sub, LLC (“Merger Sub”), a wholly owned subsidiary of Spring Valley. Pursuant to the Merger Agreement, Merger Sub merged with and into NuScale LLC (the “Merger”), with NuScale LLC surviving the Merger, Spring Valley being renamed NuScale Corp, and NuScale LLC continuing to be held as a wholly controlled subsidiary of NuScale Power Corporation in an “Up-C” structure. On May 2, 2022, the Merger Agreement and Merger (collectively the “Transaction”) was completed.

The Transaction is shown as a reverse recapitalization under GAAP. Spring Valley is the acquired company, with NuScale LLC treated as the acquirer. This determination reflects Legacy NuScale Equityholders holding a majority of the voting power of NuScale Corp, NuScale LLC’s pre-merger operations being the majority post-merger operations of NuScale Corp and NuScale LLC’s management team retaining similar roles at NuScale Corp. Accordingly, although Spring Valley is the legal parent company, GAAP dictates that the financial statements of NuScale Corp will represent a continuation of NuScale LLC’s operations, with the Transaction being treated as though NuScale LLC issued ownership interests for Spring Valley, accompanied by a recapitalization. The net assets of NuScale LLC are stated at historical cost, with no incremental goodwill or other intangible assets recorded for the effects of the Transaction with Spring Valley.

The following table provides the historical cost of the assets and liabilities assumed as a result of the Transaction:

Cash	$341,462
Warrant liabilities	(47,532)
Total net assets	$293,930

In connection with the Transaction:
•Each Convertible Preferred Unit of NuScale LLC was converted into common units using an exchange ratio, and each NuScale LLC common unit holder received a certain number of NuScale LLC Class B units and non-economic voting

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
shares of NuScale Corp Class B common stock based on an exchange ratio. Holders of NuScale LLC Class B units have the right to exchange each Class B unit, together with the cancellation for no consideration of one share of NuScale Corp Class B common stock, par value $0.0001, for one share of NuScale Corp Class A common stock, par value $0.0001, or cash, subject to certain restrictions.
•Institutional and accredited investors purchased 23,700,002 shares of Class A common stock for an aggregate amount of $235,000.
•The convertible loan held by Fluor, identified in the December 31, 2021 balance sheet as convertible note payable, was converted into 8,257,560 NuScale LLC Class B units in April 2022 (which then received NuScale LLC Class B units and non-economic voting shares of Class B common stock).

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
(B) Spring Valley Founders Shares includes “Earn Out Shares”. Fifty percent of the Earn Out Shares vest, pursuant to the sponsor letter agreement, dated as of December 31, 2021, between SV Acquisition Sponsor Sub, LLC, Spring Valley and NuScale LLC, if NuScale Corp trades at $12.00 per share or higher over any 20 trading days within a 30-day window during the 60 months following the closing and the dollar volume-weighted average price (“VWAP”) is greater than or equal to $12.00 per share. The remainder of the Earn Out Shares vest if NuScale Corp trades at $14.00 per share or higher over any 20 trading days within a 30-day window during the 60 months following the closing and the VWAP is greater than or equal to $14.00 per share. The Earn Out Shares associated with the merger became vested during 2022, as the VWAP of the Company’s share price exceeded $12.00 and then $14.00 for the required time period.

Warrants

The Private Placement Warrants and the Public Warrants (collectively the “Warrants”) are included on the balance sheet as Warrant liabilities. We are required to measure the fair value of the Warrants at the end of each reporting period. The rights of Warrant holders are described in note 5 and the valuation methodology for the Warrants is described in note 6.

Tax Receivable Agreement

Substantially all of the assets of the combined company are held by NuScale LLC, and NuScale Corp’s only assets are its equity interest in NuScale LLC and prepaid assets. NuScale Corp entered into a Tax Receivable Agreement (“TRA”) with NuScale LLC, each of the TRA Holders (as defined in the TRA), and Fluor, in its capacity as TRA Representative.

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
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

As of December 31, 2022, there have been 21,305,891 Class B units exchanged for shares of Class A common stock. Associated with these exchanged units we have calculated an implied TRA obligation of $54,651 as of December 31, 2022. However, NuScale Corp maintains a full valuation allowance and thus no liability related to projected obligations under the TRA has been recorded.
3. Summary of Significant Accounting Policies
Principles of Consolidation

As part of the Transaction, NuScale Corp has been determined to be the primary beneficiary of NuScale Power, LLC (“NuScale LLC”), a variable interest entity (“VIE”). As the sole managing member of NuScale LLC, NuScale Corp has both the power to direct the activities, and direct ownership to share in the revenues and expenses of NuScale LLC. As such, all the activity of NuScale LLC has been consolidated in the accompanying consolidated financial statements. All assets and liabilities included in the balance sheet are that of NuScale LLC, other than the Warrants and $1,566 of prepaid assets. All intercompany transactions have been eliminated upon consolidation.

Changes in Presentation

Prior year amounts totaling $1,498 and $1,505 have been reclassified out of G&A expenses to other expenses for the years ended December 31, 2021 and 2020, respectively, to conform to the current year presentation on the accompanying consolidated statements of operations.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions. NuScale believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, depreciation, amortization, in-process research and development (“IPR&D”), asset valuations, equity-based compensation and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as amounts reported on the statements of operations during the periods presented. Actual results could differ from those estimates.
Cash, Cash Equivalents and Restricted Cash

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase. Cash equivalents with an initial maturity of between three and twelve months at time of purchase are presented as short-term investments on the accompanying consolidated balance sheet. Cash equivalents and short-term investments consist of certificates of deposit. These certificates of deposit are classified as held-to-maturity, and the estimated fair value of the investment approximates its amortized cost.

Cash in the amount of $26,532 is restricted as collateral for the letter of credit associated with the DCRA at December 31, 2022. There were no such restrictions at December 31, 2021 and 2020. The DCRA spans multiple years requiring the amount to be classified as a noncurrent asset, included in restricted cash in the consolidated balance sheet. The restricted

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
cash balance plus cash and cash equivalents on the consolidated balance sheet equals cash, cash equivalents and restricted cash, as reflected in the consolidated statements of cash flows.
Accounts and Other Receivables
Accounts and other receivables include reimbursement requests outstanding from the DOE awards, interest receivable and commercial accounts receivable associated with other federal projects. The reimbursement requests outstanding from the DOE awards are recognized as eligible costs are incurred. Reimbursement under the awards are included in Department of Energy Cost Share in the consolidated statements of operations.

The majority of our receivables are either due from the U.S. federal government or have to do with a federal project. For these reasons, all receivables are deemed to be fully collectible and no allowance has been recorded.
In-process Research and Development
IPR&D represents incomplete research and development projects that had not reached technological feasibility as of their acquisition date in 2011. Due to the nature of IPR&D, the expected life is indefinite and it will be evaluated periodically for attainment of technological feasibility or impairment. Technological feasibility is established when an enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features and technical performance requirements. IPR&D was concluded to include both fundamental and defensive technologies comprised of OSU licensed and NuScale owned patented and unpatented technology and trade secrets. Such technologies are designed to work together in the operation of a nuclear power module.
The IPR&D is anticipated to begin generating cash flows in 2026 and is expected to contribute to all of the Company’s revenues for the foreseeable future after being placed in service.
IPR&D is amortized over its estimated useful life once technological feasibility is reached. As the Company has not yet completed all designing, coding and testing activities, management has determined that technological feasibility has not yet been reached. Management has not identified any indicators that would suggest any impairment of the IPR&D. If IPR&D is determined not to have technological feasibility or is abandoned, it will be impaired or written off at such time.
Revenue Recognition
In addition to advancing the commercialization of its SMR, the Company provides engineering services to customers.
The Company recognizes fixed price contract revenue with multiple performance obligations as each obligation is completed. The Company allocates the transaction price to each performance obligation using an estimate of the stand-alone selling price of each distinct service in the contract. Revenue recognized on contracts that has not been billed to customers is classified as a current asset under accounts and other receivables on the consolidated balance sheet. Amounts billed to clients in excess of revenue recognized are classified as a current liability under deferred revenue.
The Company recognizes time and material contract revenue as incurred, while our cost plus fixed-fee contract revenue is recognized over time, matching continuous transfer of control to the customer. The Company accounts for these contracts as a single performance obligation and recognizes revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. The percentage-of-completion method (an input method) is the most faithful depiction of the Company’s performance because it directly measures the value of the services transferred to the customer. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client.
The Company excludes from its measurement of transaction prices all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts are not included as a component of revenue or cost of sales.

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Customer payments on contracts are typically due within 30 days of billing, depending on the contract.
The Company generally provides limited warranties for work performed under its engineering contracts. The warranty periods typically extend for a limited duration following substantial completion of the Company’s work on a project. Historically, warranty claims have not resulted in material costs incurred, and for the periods presented, no warranty liability has been recorded.
Fair Value Measurement
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
The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Financial assets and liabilities are classified in their entirety based on the most stringent level of input that is significant to the fair value measurement.
The carrying amount of certain financial instruments, including prepaid expenses and deposits, accounts payable, accrued expenses and convertible note payable approximates fair value due to their short maturities.
Property, Plant and Equipment
All additions, including betterments to existing facilities, are recorded at cost. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation is derecognized with any gain or loss recorded in the year of disposition.
Depreciation is based on the estimated useful lives of the assets using the straight-line method. Furniture and fixtures are depreciated over useful lives of seven years. Computer software is depreciated over useful lives of three to five years. Office and computer equipment is depreciated over useful lives of five years. Test equipment is depreciated over useful lives of five years. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease.
Long-Lived Assets
Long-lived assets including primarily property and equipment and acquired IPR&D are reviewed for impairment annually and when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. If this review indicates that the carrying amount will not be recoverable, as determined based on comparing the estimated undiscounted future cash flows to the carrying amount, impairment is measured by comparing the carrying amount to fair value. No impairment charges were incurred for the years ended December 31, 2022, 2021 and 2020.

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Goodwill
Goodwill is the excess of the purchase price paid over the fair value of the net assets of a business acquired in a purchase business combination. Goodwill is not amortized but is reviewed for impairment annually or whenever events or changes in circumstances arise during the year that indicate the carrying amount of goodwill may not be recoverable. Impairment exists when the carrying amount of the reporting unit exceeds its fair value and an impairment loss is recognized.
Leases
The Company recognizes right-of-use assets and lease liabilities for leases with terms greater than 12 months. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. As of December 31, 2022 and 2021, the Company has only operating leases.
The Company’s right-of-use assets relate to office facilities, some of which include one or more options to renew, with renewal terms that can extend the lease term up to 5 years. The exercise of the lease renewal is at the Company’s discretion. Renewal periods are included in the expected lease term if they are reasonably certain of being exercised by the Company. None of the Company’s lease agreements contain material residual value guarantees or material restrictions or covenants.
Long-term leases (leases with initial terms greater than 12 months) are capitalized at the present value of the minimum lease payments not yet paid. The Company uses its incremental borrowing rate to determine the present value of the lease when the rate implicit in the lease is not readily determinable.
Short-term leases (leases with an initial term of 12 months or less or leases that are cancelable by the lessee and lessor without significant penalties) are not capitalized but are expensed on a straight-line basis over the lease term. The Company’s short-term leases relate to office facilities or office equipment.

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

Equity-Based Compensation
Our long-term incentive plan provides for grants of nonqualified or incentive stock options, restricted stock award units (“RSU”s) and performance-based award units.

Equity-based compensation is measured using a fair value-based method for all equity-based awards. The cost of awarded equity instruments is recognized based on each instrument’s grant-date fair value over the period during which the grantee is required to provide service in exchange for the award. The determination of fair value for nonqualified or incentive stock options requires significant judgment and the use of estimates, particularly with regard to Black-Scholes assumptions such as stock price, volatility and expected option lives to value equity-based compensation, while forfeitures are recognized as incurred. The grant date fair value of RSUs is based on the closing market price of our Class A common stock on the grant date as stated on the NYSE.

The option valuation model used to calculate the Company’s options uses the treasury yield curve rates for the risk-free interest rate for a period equal to the expected option life and the simplified method to calculate the expected option life

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
(options qualified as ‘plain vanilla’ under the provisions of SAB 107). Volatility is determined by reference to the actual volatility of several publicly traded companies that are similar to NuScale in its industry sector. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. Forfeitures are recognized as they occur. All equity-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards.

Equity-based compensation is recorded as a general and administrative expense and other expense in the statements of operations.
Segment Information
The Company has determined that its Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”) are its chief operating decision makers (“CODMs”). The CODMs review financial information presented for purposes of assessing performance and making decisions on how to allocate resources at the overall company level. The Company has determined that it currently operates as a single segment, though it will periodically revisit the information used by its CODMs to allocate resources and to manage the operations as it nears commercialization and deployment of its NPMs.
Research and Development
R&D expenses represent costs incurred for designing and engineering products, including the costs of developing design tools. All research and development costs related to product development are expensed as incurred.

Advertising

Advertising costs are expensed as incurred and are recognized as a component of general and administrative expenses on the consolidated statement of operations. Advertising costs expensed were approximately $7,340, $2,600 and $1,057 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Recent Accounting Pronouncements

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
The Company considers the applicability and impact of all Accounting Standards Updates issued by the Financial Accounting Standards Board (“FASB”). There are no accounting pronouncements which have been issued but are not yet effective that would have a material impact on our current financial statements.
4. Equity and Loss Per Share
Noncontrolling Interests

Following the Transaction, holders of Class A common stock own direct controlling interest in the results of the combined entity, while the Legacy NuScale Equityholders own an economic interest in NuScale LLC, shown as noncontrolling interests (“NCI”) in equity in NuScale Corp’s consolidated financial statements. The indirect economic interests are held by Legacy NuScale Equityholders in the form of NuScale LLC Class B units. The following table summarizes the economic interests of NuScale Corp between the holders of Class A common stock and indirect economic interests held by NuScale LLC Class B unitholders as of and for the period from May 2, 2022 through December 31, 2022:

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)

As of and for the period from May 2, 2022 through
December 31, 2022
NuScale Corp Class A common stock
Beginning of period	41,971,380
Conversion of combined interests into Class A common stock	21,305,891
Exercise of options and warrants	4,431,824
Vesting of earn out shares	1,643,924
End of period	69,353,019

NuScale LLC Class B units (NCI)
Beginning of period	178,396,711
Conversion of combined interests into Class A common stock	(21,305,891)
End of period	157,090,820

Total
Beginning of period	220,368,091
Conversion of combined interests into Class A common stock	—
Exercise of options and warrants	4,431,824
Vesting of earn out shares	1,643,924
End of period	226,443,839

Ownership Percentage

NuScale Corp Class A common stock
Beginning of period	19.0%
End of period	30.6%

NuScale LLC Class B units (NCI)
Beginning of period	81.0%
End of period	69.4%
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

The earn out shares associated with the merger became vested during 2022, as the VWAP of the Company’s share price exceeded $12.00 and then $14.00 for the required time period. These Class A shares are now outstanding and included in our weighted-average shares calculation.

Members’ Equity of NuScale LLC

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Prior to the Transaction, NuScale LLC issued equity consisting of common units and convertible preferred units (“CPU”s). Each common unit was entitled to one vote, while holders of CPUs had voting rights equivalent to the number of CPUs held multiplied by a common equivalent ratio, as defined, which was set at 100% at the time of the Company’s recapitalization in 2011. The CPUs had a 10.0% cumulative preferred return per year compounded quarterly on the unreturned preferred capital, beginning on the date such CPU was issued. In addition, as discussed further in note 9, NuScale LLC had mezzanine equity.

As consideration for the reverse recapitalization, 178,396,711 shares of NuScale Corp’s Class B common stock were issued. Simultaneously, all NuScale LLC units and CPUs outstanding were reclassified to common stock and additional paid-in capital at carrying value, including NuScale LLC units previously presented as mezzanine equity. In addition, the accumulated preferred return was nullified upon conversion.

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

Basic loss per share is based on the average number of shares of Class A common stock outstanding during the period. Diluted loss per share is based on the average number of shares of Class A common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of RSUs, Stock Options, Warrants and Earn Out Shares, if any, using the “treasury stock” method and for all other interests that convert into potential shares of Class A common stock, if any, using the “if converted” method. Net loss attributable to Class A common stockholders for diluted loss per share is adjusted for the Company’s share of NuScale LLC’s net loss, net of NuScale Corp taxes, after giving effect to all other interests that convert into potential shares of Class A common stock, to the extent it is dilutive. In addition, net loss attributable to Class A common stockholders for diluted loss per share is adjusted for the after-tax impact of changes to the fair value of warrant liabilities, to the extent the Company’s Warrants are dilutive.

The following table sets forth the computation of basic and diluted net loss per share of Class A common stock and represents the period from May 2, 2022 to December 31, 2022, the period where the Company had Class A and Class B common stock outstanding. Class B common stock represents a right to cast one vote per share at the NuScale Corp level, and carry no economic rights, including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted loss per share. As such, basic and diluted loss per share of Class B common stock has not been presented.

May 2, 2022 Through December 31, 2022
Net loss attributable to Class A common stockholders	$(25,914)
Weighted-average shares for basic and diluted loss per share	50,763,844
Basic and Diluted loss per share of Class A common stock	$(0.51)
Anti-dilutive securities excluded from shares outstanding:
Class B common shares	157,090,820
Stock options	12,224,783
Warrants	18,458,703
Time-based RSUs	2,140,651
Total	189,914,957

5. Warrant Liabilities

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
As of December 31, 2022, the Company had 9,558,703 Public Warrants and 8,900,000 Private Placement Warrants outstanding. For the period from May 2, 2022 through December 31, 2022, 1,941,297 Public Warrants were exchanged for cash of $22,325.

Warrants may only be exercised for a whole number of shares at a price of $11.50. No fractional shares will be issued upon exercise of the Warrants. The Warrants are currently exercisable and will expire five years from the date of the Transaction or earlier upon redemption or liquidation.

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

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
The following table represents the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2022:

(in thousands)	Level 1	Level 2	Level 3	Total
Warrant Liabilities:
Public Warrants	$15,198	$—	$—	$15,198
Private Placement Warrants	—	14,151	—	14,151
Total Warrant Liabilities as of December 31, 2022	$15,198	$14,151	$—	$29,349
7.Accounts and Other Receivables
Accounts and other receivables include reimbursement requests outstanding from the DOE awards, interest receivable and commercial accounts receivable associated with other federal projects. The DOE reimbursement requests are recognized as eligible costs are incurred. At December 31, 2021, accounts receivable are presented net of $10,237 of related deferred DOE cost share liabilities that have the right of offset. As of December 31, 2022, there were no amounts required to be offset. Reimbursement under the awards is recognized as award funds are obligated, and are included in Department of Energy Cost Share in the consolidated statement of operations. Interest receivable of $1,021 was outstanding at December 31, 2022.

The majority of our receivables are either due from the U.S. federal government or have to do with a federal project. For these reasons, all receivables are deemed to be fully collectible and no allowance has been recorded. Further, in January 2023, the DOE increased its funds obligation to us by $15,000.
8. Property, Plant and Equipment
Property, plant and equipment consisted of the following at December 31:

	2022	2021
Furniture and fixtures	$173	$173
Office and computer equipment	7,393	5,638
Software	13,864	15,227
Test equipment	347	347
Leasehold improvements	2,312	2,689
	24,089	24,074
Less: Accumulated depreciation	(19,431)	(20,632)
Add: Assets under development	112	1,518
Net property, plant and equipment	$4,770	$4,960
Depreciation of property, plant and equipment for the years ended December 31, 2022, 2021 and 2020 was $2,521, $2,018 and $1,900, respectively. Depreciation in the amount of $770 and $1,751 is included in G&A expenses and Other expense, respectively, for the 2022 fiscal year, $876 and $1,142, respectively, for the 2021 fiscal year and $1,015 and $885, respectively, for the 2020 fiscal year.
9. Intangible Assets and Redeemable Common Units
In 2007, NuScale entered into a patent license agreement (the “Agreement”) with OSU, which granted the Company a worldwide, exclusive license under three patents. In 2015, NuScale entered into a “Purchase, Sale and License Agreement” (“PLA”) with OSU, whereby OSU sold and assigned to NuScale certain patent and intellectual property rights, including the patent intellectual property rights that OSU formerly exclusively and non-exclusively licensed to NuScale

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
under the Agreement; and granted NuScale a license to use, reproduce, prepare derivative works of, distribute, transmit, publicly perform and publicly display the testing data.
As consideration of this purchase, NuScale issued a cash payment of $1,000 upon execution of the agreement as well as on-going $25 quarterly cash payments continuing until the earlier of (i) such time as NuScale completes the sale of its first commercial-scale nuclear module (exclusive of modules designated to validate the operability of a NuScale module) to a commercial customer or (ii) expiration of the term of the last valid claim under the assigned patents to expire. Additionally, NuScale will make royalty payments to OSU on the sale of NuScale’s first and subsequent commercial-scale nuclear modules to a commercial customer as follows:
•0.25% of the then current commercial price paid to NuScale for the first twenty-four (24) NuScale modules sold to commercial customers.
•0.15% of the then current commercial price paid to NuScale for the next twelve (12) NuScale modules sold to commercial customers.
Under the initial PLA, the Company granted OSU 2,750,000 NuScale LLC common units valued at a weighted average price per unit of $0.25 determined on their respective grant date. Additionally, under the updated agreement, NuScale granted OSU 3,250,000 NuScale LLC common units valued at $0.45 per unit on the grant date, resulting (in addition to the cash payment of $1,000) in a value assigned to the patents of $2,462 which is being amortized on a straight-line basis over the remaining life of the patents which is estimated to be through 2034. The gross carrying amount of the patents, and the associated accumulated amortization was $2,462 and $1,403, respectively, at December 31, 2022 and $2,462 and $1,226, respectively, at December 31, 2021. Estimated amortization expense for each of the five succeeding years is expected to be $177 per year.
Accordingly, as of December 31, 2021, the 6,000,000 NuScale LLC common units subject to possible redemption are presented as mezzanine equity, outside of Member’s Equity. Upon consummation of the Transaction, these 6,000,000 NuScale LLC common units were converted into NuScale Corp Class B common stock and are now included in Stockholders’ Equity.
Commencing on the effective date of the agreement and continuing until such time as NuScale completes the sale of its first commercial-scale nuclear module to a commercial customer, OSU shall have the right, but not the obligation, to sell all of its then current common share holdings in NuScale Holdings and all of its then current common stock in NuScale Corp (collectively the “NuScale Shares”) to NuScale if, but only if, the NRC issues a written determination that : (a) OSU’s ownership of the NuScale Shares creates a conflict of interest for OSU; and (b) OSU must divest the entirety of such NuScale Shares in order to continue performing work on NuScale’s behalf for certification of the NuScale reactor design. In the event OSU exercises such option, the parties shall enter into a Share Purchase and Sale Agreement, in form and substance reasonably acceptable to each party, pursuant to which OSU would agree to sell and NuScale would agree to purchase all of the NuScale Shares for a price equal to the then current market value of the NuScale Shares.
Payments made to OSU for research and testing were $959, $893 and $1,104 for years ended December 31, 2022, 2021 and 2020, respectively. Amounts payable to OSU included in accounts payable and accrued expenses on the consolidated balance sheet were $150 and $186 at December 31, 2021 and 2020, while no amounts were outstanding as of December 31, 2022.

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
10. Leases

	Balance Sheet	As of December 31,
Lease Assets and Liabilities	Classification	2022	2021
Right-of-use Assets
Operating lease assets	Other assets	$3,870	$1,268
Total right-of-use assets		3,870	1,268

Lease Liabilities
Operating lease liabilities, current	Other accrued liabilities	1,568	1,190
Operating lease liabilities, noncurrent	Noncurrent liabilities	2,786	211
Total lease liabilities		$4,354	$1,401

Supplemental information related to the Company’s leases follows:

	As of December 31,
	2022	2021
Right-of-use assets obtained in exchange for new operating leases	$—	$—
Weighted-average remaining lease term – operating leases	2.74 years	1.05 years
Weighted average discount rate-operating leases	4.92%	3.35%
The remaining lease payments under the Company’s leases follows:

Year ended December 31,	Operating Leases
2023	$1,741
2024	1,555
2025	1,341
2026	18
Total lease payments	$4,655
Less: interest	(301)
Present value of lease liabilities	$4,354

Lease expense for the years ended December 31, 2022, 2021 and 2020 totaled $2,063, $1,695 and $1,874, respectively. Of these amounts $1,851, $1,505 and $1,578 consist of operating lease costs for the years ended December 31, 2022, 2021 and 2020 while $212, $190 and $296 account for short-term lease costs for the same time period.
11. Notes Payable
Convertible Note Payable:
In September 2011, NuScale signed a convertible loan agreement with Fluor in the amount of $10,281 with a maturity date of September 30, 2013. The loan had been extended annually and was due on June 30, 2022. The debt was convertible at Fluor’s option at the original issue price per unit of the Company’s next round of financing securities amounting to no less than $16,000.
At December 31, 2021, the convertible debt outstanding was $14,041, comprised of the original borrowing of $11,331 less the amortized premium of $1,050 plus accrued interest of $3,760.

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
In April 2022, Fluor elected to convert all of its outstanding debt, totaling $14,181, into 8,257,560 NuScale LLC units (which then converted into NuScale LLC Class B units and non-economic voting shares of NuScale Corp Class B common stock in the Merger) at a price per unit of $9.91, which is equivalent to the PIPE price per unit received in conjunction with the Transaction.
Other Notes Payable
In January 2021, NuScale signed a Line of Credit Promissory Note (“LOC”) with Fluor allowing the Company to borrow funds in a series of draws up to a total principal sum of $30,000. NuScale was required to pay all unpaid amounts of principal and interest on the earlier of August 31, 2021 or the date by which the Company raised an aggregate of $40,000 or greater from the sale of preferred equity to one or more investors. This agreement was later extended through December 31, 2021.

In April 2021, the Company used a portion of the proceeds received from a preferred units purchase agreement to pay all outstanding principal and interest and retire a promissory note entered into in 2020.

In June 2021, the Company used a portion of proceeds received from preferred units purchase agreements to repay the remaining unpaid interest and the principal balance of $27,200 associated with the LOC. The LOC expired at December 31, 2021.
12. Employee Benefits
401(k) Plan
The Company sponsors a defined contribution 401(k) Plan with Company contributions to be made at the sole discretion of the management. Under the provisions of the 401(k) Plan, the Company matches the employees’ contributions for the first 3% of compensation and matches 50% of the employees’ contributions for the next 2% of compensation. The expense for the 401(k) Plan was $2,511, $1,878 and $1,813 for 2022, 2021 and 2020, respectively.
13. Equity-Based Compensation
The total compensation expense recognized for common share options, time-based RSU awards and common unit appreciation rights during the years ended December 31, 2022, 2021 and 2020 was $10,821, $6,441 and $3,718, respectively. This includes G&A expenses of $5,197 and other expense of $5,624 in 2022, $3,257 of G&A expenses and $3,184 in other expense in 2021 and $3,718 of G&A expenses in 2020.

Options to purchase common units of NuScale LLC under the Fourth Amended and Restated 2011 Equity Incentive Plan of NuScale LLC (the “Legacy Plan”) were granted, before completion of the Transaction, at an exercise price equal to the fair value of the NuScale LLC units at the date of grant. In connection with the Transaction, all outstanding options to purchase NuScale LLC units converted into options to purchase 14,742,933 shares of NuScale Corp Class A common stock with no change to the remaining vesting schedule. Shares underlying those options, and an additional 17,760,961 shares of Class A common stock issuable under the Company’s 2022 long-term incentive plan (“2022 LTIP”), were registered on a registration statement on Form S-8, filed with the SEC on July 5, 2022. Except with respect to equity awards outstanding as of the completion of the Transaction, the Legacy Plan terminated on May 2, 2022, and no further equity awards will be made, or have been made since, under the Legacy Plan.

Unit options granted became exercisable 25% after one year of service and on a monthly basis over three years of service thereafter. In February 2014, the Board of Managers of NuScale LLC approved amendments to NuScale LLC’s “Amended and Restated Equity Incentive Plan” and unit option agreements. The amendments generally allowed terminated and retiring employees with over five years of service to NuScale LLC an extended period of time, up to the expiration of the option, during which to exercise their fully vested options when employment ceases.

Under the Company’s 2022 LTIP there have been no options granted but there were two director RSU awards and an employee RSU award. The vesting schedule differed for each award and is explained further under Time-based RSUs

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
below. Further, in February 2023, the Board of Directors approved an additional 1,835,016 employee RSU awards that vest one-third annually starting in February 2024 for a period of three years.

Effective January 1, 2023, the share pool was automatically increased by 8,972,128, which is the number of shares of Class A common stock equal to four percent (4%) of the aggregate number of shares of Class A common stock and Class B common stock outstanding on December 31, 2022, excluding any such outstanding shares of Class A common stock that were granted under the 2022 long-term incentive plan and remain unvested and subject to forfeiture as of December 31, 2022.

Stock Options

The following table summarizes the stock options activity relating to the Legacy Plan of NuScale LLC (historical NuScale LLC units and weighted average exercise price were adjusted using the exchange ratio) as of and for the period ended December 31, 2022:

		Weighted Average	Aggregate
Share Options	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at December 31, 2021	15,393,670	$3.64	$101,906
Granted	208,013	$9.53	$—
Exercised	(3,197,310)	$2.24	$25,642
Forfeited	(63,012)	$6.70	$—
Expired	(116,578)	$2.40	$—
Outstanding at December 31, 2022	12,224,783	$4.09	$75,427
Exercisable at December 31, 2022	10,795,243	$3.73	$70,493
Vested and Expected to Vest at December 31, 2022	12,224,783	$4.09	$75,427

The total fair value of options that vested during 2022, 2021 and 2020 was $3,986, $6,291 and $3,673, respectively. The weighted average remaining contractual term for all options outstanding at December 31, 2022 was 5.4 years and the remaining weighted average contractual term of options exercisable was 5.0 years. The weighted-average grant date fair value of options granted for the year ended December 31, 2022 and 2021 was $6.29 and $4.16, respectively. These awards were granted under the Legacy Plan and required their fair value be adjusted using the exchange ratio. Prior to the Transaction, the options had no intrinsic value. Cash received for the exercise of stock options for the years ended December 31, 2022 and 2021 totaled $7,224 and $748, respectively. Total unrecognized stock option expense as of December 31, 2022 totaled $5,985 with a weighted-average period over which it is expected to be recognized of 1.8 years.

The following assumptions were used in determining the fair value of options granted during the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Risk-free interest rate	1.44%	0.62%-1.31%	0.37%-0.59%
Expected dividend yield	NA	NA	NA
Expected option life	6.25 years	6.25 years	6.25 years
Expected price volatility	73.98%	64.60%-73.98%	64.60%-69.21%
Time-based RSUs
In July 2022, under the Company’s 2022 long-term incentive plan, the Board approved 2,091,282 employee time-based RSU awards that vest one-third annually starting in May 2023 for a period of three years. In addition, 39,215 and 53,920 time-based RSU awards were approved for certain members of the Board of Directors that vest quarterly over one and

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
three years, respectively. The employee and Board time-based RSU awards had an aggregate fair value of $22,373 and $950, respectively. Total unrecognized RSU award expense as of December 31, 2022 totaled $18,656.

The February 2023 RSU award has an aggregate fair value of $18,992.

The following table summarizes the activity of our time-based RSUs as of and for the year ended, December 31, 2022:

		Weighted Average
Time-based RSUs	Number of RSUs	Grant-Date Fair Value
Outstanding at December 31, 2021	—	$—
Granted	2,184,417	10.71
Vested	(28,595)	10.20
Forfeited/Expired	(15,171)	11.82
Outstanding at December 31, 2022	2,140,651	$10.71

Common Unit Appreciation Rights
In 2013, NuScale LLC granted its Chief Executive Officer 1,000 common unit appreciation rights (“UARs”). The UARs vested one-third each year on the anniversary of the grant date. Upon exercise of a UAR, the holder would receive common units equal to the excess of the fair value of the common units over the strike price of $0.11 at the grant date multiplied by the number of rights exercised and divided by the fair value of the common unit upon exercise.

In February 2022, the NuScale LLC Board of Managers approved a $1,540 cash payment (paid during the three months ended June 30, 2022) in lieu of equity issuance related to the UARs, which triggered recognition of $1,490 of equity-based compensation expense, included in G&A expenses.

14. Income Taxes
As of December 31, 2022, NuScale Corp holds 30.6% of the economic interest in NuScale Power, LLC, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, NuScale Power, LLC is itself generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. NuScale Power Corp is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of NuScale Power, LLC. For the days and periods prior to the Reverse Recapitalization, NuScale Power, LLC was a partnership. As such, its net taxable loss and any related tax credits were allocated to its members. The period as of and for the year ended December 31, 2022 discussed below represents the period beginning January 1, 2022 and ending December 31, 2022.

The Company had no current or deferred income tax expense for the year ended December 31, 2022.

A reconciliation of income tax expense with amounts computed at the federal statutory tax rate is as follows:

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)

Year Ended December 31, 2022

Computed tax (21%)	$(29,730)
Income attributable to legacy NuScale LLC holders	$6,543
Income tax benefit attributable to NCI	$17,746
Change in valuation allowance	$9,227
State income tax benefit, net of effect on federal tax	$(1,235)
Other, net (none in excess of 5% of computed tax)	$(2,551)
Income tax expense	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Non-current deferred tax assets (liabilities) were as follows:

Deferred Taxes	Year Ended December 31, 2022
Deferred Tax Assets:
Investment in NuScale Power LLC	$122,982
Net operating loss and credit carryforwards	$3,577
Stock Compensation	$95
Total deferred tax assets	$126,654
Valuation allowance	$(126,654)
Total	$—

Deferred Tax Liabilities (none noted)

Net deferred tax asset	$—

The Company has assessed the realizability of the net deferred tax assets, and in that analysis, has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, the Company considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by NuScale Power, LLC over the three year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. After consideration of all these factors, the Company has recorded a full valuation allowance against the deferred tax assets at NuScale Power Corp as of the Closing Date of the Transaction and as of December 31, 2022, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances. The initial recognition of the Company’s deferred tax assets and valuation allowance in connection with the Transaction was recorded to additional paid-in-capital on the consolidated balance sheet. As noted above, the valuation allowance completely offset the deferred tax assets of NuScale Power Corp, which resulted in a net zero impact to the Company’s consolidated balance sheet as of the Closing Date of the Transaction.

As of December 31, 2022, the Company had U.S. federal net operating loss (“NOL”) and credit carryforwards totaling $3,099, which do not expire, as well as state NOL carryforwards totaling $478, which have various expiration dates extending through 2041.

The Company recognizes the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the extent the Company’s

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
assessment of such tax positions changes, the change in estimate will be recorded in the period in which the determination is made. As of December 31, 2022, the Company has not recorded any uncertain tax positions, as well as any accrued interest and penalties on the consolidated balance sheet. During the year ended December 31, 2022, the Company did not record any interest and penalties in the consolidated statements of operations.

The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state, and local income tax returns are currently under examination by the respective taxing authorities.
15. Related Party Transactions
From time to time, the Company enters into strategic agreements with Fluor, whereby Fluor or NuScale perform services for one another. For the years ended December 31, 2022, 2021 and 2020, NuScale incurred expenses for services by Fluor of $31,289, $18,113 and $4,452, respectively. As of December 31, 2022 and 2021, NuScale owes Fluor, as accounts payable and accrued expenses on the consolidated balance sheet, amounts totaling $7,694 and $3,731, respectively. For the years ended December 31, 2022 and 2021, NuScale earned revenue of $8,550 and $1,553, respectively, with no revenue earned in 2020. As of December 31, 2022 and 2021 Fluor owes NuScale $1,508 and $612, respectively, amounts which are included in accounts and other receivables on the consolidated balance sheet.
For 2022, revenue earned from Fluor accounted for 72.4% of total revenue.

16. Commitments and Contingencies

In the regular course of business, the Company is involved in various legal proceedings and claims incidental to the normal course of business. Additionally, we are involved in various legal proceedings and claims relating to the Transaction with Spring Valley. These legal proceedings relate to the level of disclosure of matters prior to the Transaction, which the Company believes were timely addressed well before the Transaction. We do not believe that any of the claims are material to the Company.Management does not believe that resolution of any of these matters will materially affect the Company’s financial position or results of operations.

On September 19, 2022, thirteen purported members of NuScale LLC filed suit in the U.S. District Court for the District of Oregon against NuScale LLC, Fluor Enterprises, Japan NuScale Innovation, Inc., and Sargent & Lundy Holdings, LLC. The plaintiffs purport to represent a class of individuals who held common units or options to purchase common units in NuScale LLC and seek declaratory relief and damages based on breach of contract and other common law claims. The claims are based on amendments to the operating agreement of NuScale LLC in connection with the Merger between NuScale LLC and Spring Valley Acquisition Corp. Plaintiffs claim that such amendments required the consent of holders of common units in NuScale LLC voting as a separate class. NuScale LLC’s response to the complaint was filed on November 21, 2022. Plaintiffs’ reply was filed on January 17, 2023. While no assurance can be given as to the ultimate outcome of this matter, we do not believe it is probable that a loss will be incurred and we have not recorded any liability as a result of these actions.

In conjunction with DOE Office of Nuclear Energy Award DE-NE0008935 with Utah Associated Municipal Power Systems’ (“UAMPS”) wholly owned subsidiary, Carbon Free Power Project, LLC (“CFPP LLC”), we entered into a DCRA, pursuant to which we are developing the NRC license application and performing other site licensing and development activities. Under the DCRA, we may be obligated to refund to UAMPS a percentage of its net development costs up to a specified cap, which varies based on the stage of project development, if certain performance criteria are not met. As of March 7, 2023, when we entered into Amendment 3 of the DCRA and the Long Lead Material Reimbursement Agreement with CFPP LLC, the maximum reimbursement based on the current stage of project development is $81,000. As of December 31, 2022 the net development costs incurred by UAMPS totaled $17,834.

Under this agreement, the Company is required to have credit support to fund the amount of its potential reimbursement of these net development costs. This letter of credit is updated quarterly based on an agreed upon forecasted estimate of net development costs. A stipulation of attaining the letter of credit is for the Company to segregate funds from the operating

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
bank accounts as collateral for the letter of credit. This account is identified as restricted cash in the amount of $26,532, on the accompanying consolidated balance sheet and acts as collateral for the $26,000 letter of credit outstanding at December 31, 2022.

In December 2022, NuScale and Fluor provided CFPP LLC with the results of an economic competitiveness test (“ECT”) comparing the calculated LCOE for CFPP with the price target of $58.00/MWh as provided for under the amended DCRA. The LCOE exceeded the price target, meaning there was an ECT Failure. As a result of the ECT Failure UAMPS Members participating in the CFPP were given the opportunity to exit the Project. CFPP LLC had until March 1, 2023 to deliver notice that it intended to terminate its participation in the Project. If CFPP LLC had issued notice that it intended to terminate its participation in the Project by March 1, 2023, the Company could have been liable to pay CFPP LLC approximately $17.8 million and the Company would then have had the option to take over the Project assets and continue to develop CFPP. However, on March 1, 2023, UAMPS notified NuScale confirming that sufficient Project Participants have opted to continue with CFPP development notwithstanding the ECT failure. The next ECT is scheduled to be run in conjunction with the submission of the Class 2 PCE.