Form 10-Q
period 2023-03-31
NUSCALE POWER Corp
filed 2023-05-09
CIK 1822966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had 70,441,214 Class A common shares, $0.0001 par value and 157,090,820 Class B common shares, $0.0001 par value outstanding as of May 5, 2023.

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
• “Legacy NuScale Equityholders” refers to the holders of NuScale LLC Class B units
• “Merger” refers to the merger of Merger Sub with and into NuScale LLC, with NuScale LLC as the surviving entity.
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
• “Transaction” refers to the transactions contemplated by the Merger Agreement during the 2022 fiscal year.
• “Warrants” refers collectively to the Public Warrants and the Private Placement Warrants.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding our financial position and business strategy and the expectations, beliefs, intentions, plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “continue,” “could,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “will,” “would,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:
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
•litigation contingencies;
•financial arrangements with CFPP LLC;
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

Important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, are described in the section titled “Risk Factors” included in our 2022 10-K. If one or more of those risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results may vary in material respects from those projected in those forward-looking statements. There may be additional risks that we currently consider immaterial, or which are unknown. It is not possible to predict or identify all such risks. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. No person should take any statement regarding past trends or activities as a representation that the trends or activities will continue in the future.

Part I - Financial Information
Item 1. Financial Statements
NuScale Power Corporation
Condensed Consolidated Balance Sheet

(in thousands, except share and per share amounts)	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$218,164	$217,685
Short-term investments	—	50,000
Prepaid expenses	7,304	5,531
Accounts and other receivables	20,992	11,199
Total current assets	246,460	284,415
Property, plant and equipment, net	4,506	4,770
In-process research and development	16,900	16,900
Intangible assets, net	1,015	1,059
Goodwill	8,255	8,255
Restricted cash	34,182	26,532
Other assets	5,054	6,704
Long-term contract work in process	16,018	—
Total assets	$332,390	$348,635
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$43,738	$27,951
Accrued compensation	6,442	9,038
Other accrued liabilities	1,511	1,568
Total current liabilities	51,691	38,557
Warrant liabilities	30,457	29,349
Noncurrent liabilities	2,433	2,786
Deferred revenue	1,078	856
Total liabilities	85,659	71,548

Stockholders’ Equity
Class A common stock, par value $0.0001 per share, 332,000,000 shares authorized, 70,061,055 shares outstanding as of March 31, 2023	7	7
Class B common stock, par value $0.0001 per share, 179,000,000 shares authorized, 157,090,820 shares outstanding as of March 31, 2023	16	16
Additional paid-in capital	302,487	296,748
Accumulated deficit	(193,054)	(182,092)
Total Stockholders’ Equity Excluding Noncontrolling Interests	109,456	114,679
Noncontrolling interests	137,275	162,408
Total Stockholders' Equity	246,731	277,087
Total Liabilities and Stockholders' Equity	$332,390	$348,635
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except share and per share amounts)	Three Months Ended March 31,
	2023	2022
Revenue	$5,505	$2,445
Cost of sales	(3,416)	(1,205)
Gross margin	2,089	1,240
Research and development expenses	25,715	24,380
General and administrative expenses	14,695	10,520
Other expenses	17,151	10,188
Loss from operations	(55,472)	(43,848)
Sponsored cost share	17,873	20,577
Decrease (increase) in fair value of warrant liabilities	(1,108)	—
Interest income (expense)	3,097	(102)
Loss before income taxes	(35,610)	(23,373)
Provision (benefit) for income taxes	—	—
Net loss	(35,610)	(23,373)
Net loss attributable to legacy NuScale LLC holders prior to Transaction	—	(23,373)
Net loss attributable to noncontrolling interests	(24,648)	—
Net Loss Attributable to Class A Common Stockholders	$(10,962)	$—

Loss Per Share of Class A Common Stock:
Basic and Diluted	$(0.16)	$—

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	69,684,268	—
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	69,353	$7	157,091	$16	$296,748	$(182,092)	$162,408	$277,087
Equity-based compensation expense	—	—	—	—	3,637	—	—	3,637
Exercise of common share options and warrants and vested RSUs	708	—	—	—	1,617	—	—	1,617
Rebalancing of ownership percentage for conversion of combined interest into Class A shares	—	—	—	—	485	—	(485)	—
Net loss	—	—	—	—	—	(10,962)	(24,648)	(35,610)
Balances at March 31, 2023 (unaudited)	70,061	$7	157,091	$16	$302,487	$(193,054)	$137,275	$246,731

(in thousands)
	Mezzanine		Convertible Preferred Units		Common Units		Accumulated Deficit	Total Stockholders’ Equity
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2021	6,000	$2,140	633,261	$819,694	9,074	$28,184	$(781,620)	$66,258
Equity-based compensation expense	—	—	—	—	—	1,021	—	1,021
Exercise of common unit options	—	—	—	—	2,928	470	—	470
Conversion of equity award to liability award	—	—	—	—	—	(50)	—	(50)
Repurchase of common units	—	—	—	—	(343)	(563)		(563)
Issuance of treasury shares	—	—	—	—	12	20	—	20
Net loss	—	—	—	—	—	—	(23,373)	(23,373)
Balances at March 31, 2022 (unaudited)	6,000	$2,140	633,261	$819,694	11,671	$29,082	$(804,993)	$43,783

The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)	Three months ended
	March 31,
	2023	2022
OPERATING CASH FLOW
Net loss	$(35,610)	$(23,373)
Adjustments to reconcile net loss to operating cash flow:
Depreciation	615	577
Amortization of intangibles	44	44
Equity-based compensation expense	3,637	1,021
Change in the fair value of warrant liabilities	1,108	—
Net noncash change in right of use assets and lease liabilities	(345)	406
Changes in assets and liabilities:
Prepaid expenses and other assets	(99)	(1,371)
Accounts receivable	(9,793)	(2,716)
Accounts payable and accrued expenses	(170)	(646)
Lease liability	(150)	(452)
Deferred DOE cost share	—	(105)
Deferred revenue	222	(773)
Accrued compensation	(2,596)	(5,763)
Net cash used in operating activities	(43,137)	(33,151)
INVESTING CASH FLOW
Sale of short-term investments	50,000	—
Purchases of property, plant and equipment	(351)	(1,187)
Net cash provided by (used in) investing activities	49,649	(1,187)
FINANCING CASH FLOW
Proceeds from exercise of common unit options	—	470
Repurchase of common units	—	(563)
Issuance of treasury units	—	20
Proceeds from exercise of warrants and common share options	1,617	—
Net cash provided by (used in) financing activities	1,617	(73)
Net increase in cash, cash equivalents and restricted cash	8,129	(34,411)
Cash, cash equivalents and restricted cash
Beginning of period	244,217	77,094
End of period	$252,346	$42,683
Summary of noncash investing and financing activities:
Conversion of equity options to liability award	$—	$1,540
Long-term contract work in process in accounts payable	16,018	—
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

1.Nature of Business
Organization and Operations
NuScale Power Corporation (“NuScale Corp”, the “Company”, “us”, “we” or “our”) is commercializing a modular, scalable 77 MWe (gross) light water reactor nuclear power plant using exclusive rights to a nuclear power plant design obtained from Oregon State University. The Company is majority owned by Fluor.

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
2.Summary of Significant Accounting Policies

Basis of Presentation
The Company’s unaudited condensed consolidated financial statements and related notes do not include notes and certain financial information normally presented annually under GAAP, and therefore should be read in conjunction with our 2022 Annual Report on Form 10-K. Accounting measures at interim dates inherently involve greater reliance on estimates than at year-end. Although such estimates are based on management’s most recent assessment of the underlying facts and circumstances utilizing the most current information available, our reported results of operations may not necessarily be indicative of results that we expect for the full year.
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

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Changes in Presentation

Prior year amounts totaling $115, previously identified as Other cost share (interest expense) but currently described as Interest income (expense), have been reclassified to Sponsored other cost share to conform to the current year presentation on the accompanying condensed consolidated statements of operations.

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

Cash in the amount of $34,182 is restricted as collateral for the letter of credit associated with the Development Cost Reimbursement Agreement (“DCRA”) at March 31, 2023 (See Note 13). The DCRA spans multiple years requiring the amount to be classified as a noncurrent asset, included in Restricted cash in the accompanying condensed consolidated balance sheet. The Restricted cash balance plus Cash and cash equivalents on the accompanying condensed consolidated balance sheet equals cash, cash equivalents and restricted cash, as reflected in the accompanying condensed consolidated statements of cash flows.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging”, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The fair value of the Public and Private Placement Warrants has been estimated using the Public Warrants’ quoted market price. See note 4 for further discussion of the terms of the Warrants and note 5 for further discussion of the methodology used to determine the value of the Warrants.

Sponsored cost share

As we continue to advance our commercialization activities, we have begun to enter into cost share agreements with various entities, including both governmental and private, whereby NuScale is reimbursed for specific R&D performed. Currently, these entities include the DOE, United State Trade and Development Agency (“USTDA”) and CFPP, among others.

Beginning in 2014, the U.S. DOE has provided critical funding to NuScale through a series of cooperative agreements which support ongoing commercialization activities. During the three months ended March 31, 2023 and 2022, DOE cost share totaled $12,354 and $20,462, respectively. Beginning in 2021, NuScale partnered with the USTDA to develop SMRs in foreign markets. Under the USTDA’s technical assistance grant program we receive cost share commitments to support licensing work in these foreign markets. During the three months ended March 31, 2023 and 2022, USTDA cost share totaled $2,415 and $115, respectively. Finally, we receive cost share from CFPP, LLC as a subrecipient under a contract between the DOE and UAMPS for R&D performed with the goal of developing our first SMR. Under this agreement we received cost share of $2,939 during the three months ended March 31, 2023, with no cost share during the same period in the prior year.

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
3.Noncontrolling Interests and Loss Per Share
Noncontrolling Interests

Following the Transaction, holders of Class A common stock own direct controlling interest in the results of the combined entity, while the Legacy NuScale Equityholders own an economic interest in NuScale LLC, shown as noncontrolling interests (“NCI”) in equity in NuScale Corp’s condensed consolidated financial statements. The indirect economic interests are held by Legacy NuScale Equityholders in the form of NuScale LLC Class B Units. The following table summarizes the economic interests of NuScale Corp between the holders of Class A common stock and indirect economic interests held by NuScale LLC Class B unitholders as of and for the three months ended March 31, 2023:

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

Noncontrolling Interest	As of and for the three months ended
March 31, 2023
NuScale Corp Class A common stock
Beginning of period	69,353,019
Conversion of combined interests into Class A common stock	—
Exercise of options and warrants and vested RSUs	708,036
End of period	70,061,055

NuScale LLC Class B Units (NCI)
Beginning of period	157,090,820
Conversion of combined interests into Class A common stock	—
End of period	157,090,820

Total
Beginning of period	226,443,839
Conversion of combined interests into Class A common stock	—
Exercise of options and warrants and vested RSUs	708,036
End of period	227,151,875

Ownership Percentage

NuScale Corp Class A common stock
Beginning of period	30.6%
End of period	30.8%

NuScale LLC Class B Units (NCI)
Beginning of period	69.4%
End of period	69.2%
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

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Basic loss per share is based on the average number of shares of Class A common stock outstanding during the period. Diluted loss per share is based on the average number of shares of Class A common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of RSUs, Stock Options and Warrants using the “treasury stock” method and for all other interests that convert into potential shares of Class A common stock, if any, using the “if converted” method. Net loss attributable to Class A common stockholders for diluted loss per share is adjusted for the Company’s share of NuScale LLC’s net loss, net of NuScale Corp taxes, after giving effect to all other interests that convert into potential shares of Class A common stock, to the extent it is dilutive. In addition, net loss attributable to Class A common stockholders for diluted loss per share is adjusted for the after-tax impact of changes to the fair value of derivative liabilities, to the extent the Company’s Warrants are dilutive.

The following table sets forth the computation of basic and diluted net loss per share of Class A common stock and represents the three months ended March 31, 2023, the period where the Company had Class A and Class B common stock outstanding. Class B common stock represents a right to cast one vote per share at the NuScale Corp level, and carry no economic rights, including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted loss per share. As such, basic and diluted loss per share of Class B common stock has not been presented.

Three Months Ended March 31, 2023
Net loss attributable to Class A common stockholders	$(10,962)
Weighted-average shares for basic and diluted loss per share	69,684,268
Basic and Diluted loss per share of Class A common stock	$(0.16)
Anti-dilutive securities excluded from shares outstanding:
Class B common shares	157,090,820
Stock options	11,447,940
Warrants	18,458,701
Time-based RSUs	3,910,760
Total	190,908,221

4.Warrant Liabilities
As of March 31, 2023, the Company had 9,558,701 Public Warrants and 8,900,000 Private Placement Warrants outstanding.

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
5.Fair Value Measurement
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

Our Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in fair value of the Warrants are recorded in the consolidated statements of operations each period. Due to the similarity of the features of the Public and Private Warrants, management has concluded that the

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
price of the Public Warrants would be used in the valuation of the Private Placement Warrants. However, since the two types of Warrants are not identical and the Private Warrants are not actively traded, we have classified the Private Placement Warrants as Level 2, while the Public Warrants are classified as Level 1.

The following table represents the Company’s financial liabilities measured at fair value on a recurring basis as of March 31, 2023:

(in thousands)	Level 1	Level 2	Level 3	Total
Warrant Liabilities:
Public Warrants	$15,772	$—	$—	$15,772
Private Placement Warrants	—	14,685	—	14,685
Total Warrant Liabilities as of March 31, 2023	$15,772	$14,685	$—	$30,457
6.Accounts and Other Receivables
Accounts and other receivables include reimbursement requests outstanding from the DOE awards, interest receivable and commercial accounts receivable associated with other federal projects. The DOE reimbursement requests are recognized as eligible costs are incurred. Reimbursement under the awards is recognized as award funds are obligated, and are included in Department of Energy Cost Share in the consolidated statement of operations. Interest receivable of $329 was outstanding at March 31, 2023.

The majority of our receivables are either due from the U.S. federal government or have to do with a federal project. For these reasons, all receivables are deemed to be fully collectible and no allowance has been recorded.
7.Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Furniture and fixtures	$145	$173
Office and computer equipment	7,475	7,393
Software	13,918	13,864
Test equipment	347	347
Leasehold improvements	2,281	2,312
	24,166	24,089
Less: Accumulated depreciation	(19,947)	(19,431)
Add: Assets under development	287	112
Net property, plant and equipment	$4,506	$4,770
8.Long-Term Contract Work In Process

During the first quarter, we entered into a long lead material contract with Carbon Free Power Project, LLC (“CFPP LLC”). Related to this contract, the Company has subcontracted for the purchase of certain long-lead materials in the amount of $54,600, that will be used in fabricating of the NPMs as part of the overall contract with CFPP LLC. This first phase of the project will be completed for CFPP, LLC near the end of 2024. The subcontractor is manufacturing the long-lead materials on behalf of NuScale, and we are considered the principal, rather than agent, under ASC 606, Revenue from Contracts with Customers. The contract contains one performance obligation that will be satisfied once the materials are verified as received at the fabricator’s facility. As of March 31, 2023, $14,200 has been capitalized in the Long-term contract work in process line item on our consolidated balance sheet related to this contract.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Subsequent to March 31, 2023, upon meeting certain contract milestones, we have billed CFPP LLC $22,275, which will be classified as a long-term Deferred revenue liability on our consolidated balance sheet.
9.Employee Benefits
NuScale sponsors a defined contribution 401(k) Plan with Company contributions to be made at the sole discretion of management. Under the provisions of the 401(k) Plan, the Company matches the employees’ contributions for the first 3% of compensation and matches 50% of the employees’ contributions for the next 2% of compensation. The expense recorded for the 401(k) Plan was $751 and $672 for the three months ended March 31, 2023 and 2022, respectively.
10.Income Taxes
NuScale LLC was historically, and remains a partnership for U.S. federal income tax purposes with each partner being separately taxed on its share of taxable income or loss. NuScale Corp is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of any net taxable income or loss and any related tax credits of NuScale LLC.

The effective tax rate was 0% for the three months ended March 31, 2023. The effective income tax rate for the three months ended March 31, 2023 differed significantly from the statutory rates, primarily due to the losses allocated to NCI and the recognition of a valuation allowance as a result of the Company’s new tax structure following the Transaction.

There was no income tax expense recorded during the three months ended March 31, 2023.

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at NuScale Corp as of March 31, 2023, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state and local income tax returns are currently under examination by the respective taxing authorities.

In August 2022, the Inflation Reduction Act, or IRA, was enacted which includes the following key summary provisions: (i) a 15% Corporate Alternative Minimum Tax, or CAMT, that allows an offset of up to 75% with existing tax credit carryforwards, (ii) excise tax applicable to certain stock repurchases including ordinary buy backs and open market repurchases, (iii) extension and expansion of clean energy credits and incentives, and (iv) indefinite carryover of the CAMT. This legislation also provides transferability opportunities for certain newly generated credits as well as a direct pay option. For the three months ended March 31, 2023, the enactment of the IRA did not result in any material adjustment to our income tax provision.

11.Equity-Based Compensation
The total compensation expense recognized for common share options and time-based RSU awards during the three months ended March 31, 2023 and 2022 was $3,637 and $1,021, respectively. This includes G&A expense of $1,493 and other expense of $2,144 for the three months ended March 31, 2023 and $444 of G&A expense and $577 in other expense for the three months ended March 31, 2022.

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

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Stock Options

The following table summarizes the activity of the Company’s common stock options as of and for the three months ended March 31, 2023:

Share Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	12,224,783	$4.09
Granted	—	—
Exercised	(693,734)	2.30
Forfeited	(80,674)	6.43
Expired	(2,435)	5.54
Outstanding at March 31, 2023	11,447,940	4.18
Exercisable at March 31, 2023	10,379,278	3.90

The Company measures the fair value of each share option grant at the date of grant using a Black-Scholes option pricing model.

Time-based RSUs

During the three months ended March 31, 2023, the Board approved 1,835,016 employee RSU awards that vest one-third annually starting in February 2024 for a period of three years. The following table summarizes the activity of the Company’s time-based RSUs as of and for the three months ended March 31, 2023:

	Number of RSUs	Weighted Average
Time-based RSUs		Grant-Date Fair Value
Outstanding at December 31, 2022	2,140,651	$10.71
Granted	1,835,016	10.35
Vested	(14,300)	10.20
Forfeited/Expired	(50,607)	11.12
Outstanding at March 31, 2023	3,910,760	$10.54

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

In February 2022, the NuScale LLC Board of Managers approved a $1,540 cash payment (paid during the three months ended June 30, 2022) in lieu of equity issuance related to the UARs, which triggered recognition of $1,490 of equity-based compensation expense, included in G&A, during the three months ended March 31, 2022.

12.Related Party Transactions
From time to time, the Company enters into strategic agreements with Fluor, whereby Fluor or NuScale perform services for one another. For the three months ended March 31, 2023 and 2022, NuScale incurred expenses of $8,726 and $3,601, respectively. As of March 31, 2023 and December 31, 2022, NuScale owes Fluor, as accounts payable and accrued expenses on the condensed consolidated balance sheet, amounts totaling $9,162 and $7,694, respectively. For

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
the three months ended March 31, 2023 and 2022, NuScale earned revenue of $4,014 and $1,561, respectively. As of March 31, 2023 and December 31, 2022, Fluor owes NuScale $6,101 and $1,508, respectively, amounts which are included in accounts and other receivables on the condensed consolidated balance sheet.

For the three months ended March 31, 2023 Fluor accounted for 72.9% of total revenue.
13.Commitments and Contingencies

In the regular course of business, the Company is involved in various legal proceedings and claims incidental to the normal course of business. Additionally, the Company is involved in various legal proceedings and claims relating to the Transaction with Spring Valley. These legal proceedings relate to the level of disclosure of matters prior to the Transaction, which the Company believes were timely addressed well before the Transaction. The Company does not believe that any of the claims are material to the Company. Management does not believe that resolution of any of these matters will materially affect the Company’s financial position or results of operations.

On September 19, 2022, thirteen purported members of NuScale LLC filed suit in the U.S. District Court for the District of Oregon against NuScale LLC, Fluor Enterprises, Japan NuScale Innovation, Inc., and Sargent & Lundy Holdings, LLC. The plaintiffs purport to represent a class of individuals who held common units or options to purchase common units in NuScale LLC and seek declaratory relief and damages based on breach of contract and other common law claims. The claims are based on amendments to the operating agreement of NuScale LLC in connection with the Merger between NuScale LLC and Spring Valley Acquisition Corp. Plaintiffs claim, among other things, that such amendments breached NuScale LLC’s 5th Amended and Restated Operating Agreement and required the consent of holders of common units in NuScale LLC voting as a separate class. NuScale LLC filed a motion to dismiss the complaint on November 21, 2022. Plaintiffs filed a response on January 17, 2023, and NuScale LLC filed a reply on February 14, 2023. While no assurance can be given as to the ultimate outcome of this matter, the Company does not believe it is probable that a loss will be incurred and the Company has not recorded any liability as a result of these actions.

In conjunction with DOE Office of Nuclear Energy Award DE-NE0008935 with Utah Associated Municipal Power Systems’ (“UAMPS”) wholly owned subsidiary, CFPP LLC, the Company entered into a DCRA, pursuant to which it is developing the NRC license application and performing other site licensing and development activities. Under the DCRA, the Company may be obligated to refund to UAMPS a percentage of its net development costs up to a specified cap, which varies based on the stage of project development, if certain performance criteria are not met. As of March 7, 2023, when the Company entered into Amendment 3 of the DCRA and the Long Lead Material Reimbursement Agreement with CFPP LLC, the maximum reimbursement based on the current stage of project development was $81,000. As of March 31, 2023 the net development costs incurred by UAMPS totaled $29,805.

Under the DCRA, the Company is required to have credit support to fund the amount of its potential reimbursement of these net development costs. A stipulation of obtaining the letter of credit is for the Company to segregate funds from the operating bank accounts as collateral for the letter of credit. This account is identified as restricted cash in the amount of $34,182, on the accompanying consolidated balance sheet and acts as collateral for the $33,500 letter of credit outstanding at March 31, 2023. On April 17, 2023, this letter of credit was increased to $44,200.

In December 2022, NuScale and Fluor provided CFPP LLC with the results of an economic competitiveness test (“ECT”) comparing the calculated levelized cost of electricity (“LCOE”) for the Carbon Free Power Project (the “CFPP”) with the price target of $58.00/MWh as provided for under the amended DCRA. The LCOE exceeded the price target, meaning there was an ECT Failure. As a result of the ECT Failure UAMPS Members participating in the CFPP were given the opportunity to exit the Project. CFPP LLC had until March 1, 2023 to deliver notice that it intended to terminate its participation in the Project. If CFPP LLC had issued notice that it intended to terminate its participation in the Project by March 1, 2023, the Company could have been liable to pay CFPP LLC approximately $29,805 and the Company would then have had the option to take over the Project assets and continue to develop the CFPP. However, on March 1, 2023, UAMPS notified NuScale confirming that sufficient Project Participants have opted to continue with CFPP development notwithstanding the ECT failure. The next ECT is scheduled to be run in conjunction with the submission of the Class 2 Project Cost Estimate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of NuScale Power Corporation (“NuScale Corp”) should be read together with our 2022 Annual Report on Form 10-K and with the financial statements included in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. Unless the context otherwise requires, references in this section to “NuScale,” “us,” “our” or “we” refer to NuScale Power, LLC (“NuScale LLC”) prior to the Transaction, and to NuScale Power Corporation (“NuScale Corp”) following the consummation of the Transaction.
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

The following table provides the historical cost of the assets and liabilities assumed as a result of the Transaction:

Cash	$341,462
Warrant liabilities	(47,532)
Total net assets	$293,930

Results of Operations

(in thousands)	Three Months Ended March 31,
	2023	2022
Revenue	$5,505	$2,445
Cost of sales	(3,416)	(1,205)
Gross margin	2,089	1,240
Research and development expenses	25,715	24,380
General and administrative expenses	14,695	10,520
Other expenses	17,151	10,188
Loss from operations	(55,472)	(43,848)
Sponsored cost share	17,873	20,577
Decrease (increase) in fair value of warrant liabilities	(1,108)	—
Interest income (expense)	3,097	(102)
Loss before income taxes	$(35,610)	$(23,373)
Comparison of the Three Months Ended March 31, 2023 and 2022

Changes in Presentation

Prior year amounts totaling $115, previously identified as Other cost share (interest expense) but currently described as Interest income (expense), have been reclassified to Sponsored other cost share to conform to the current year presentation on the accompanying condensed consolidated statements of operations.

Revenue

The increase in revenue was attributable to activities in support of the EPCDA for CFPP, as well as nuclear technologies consulting services.

General and Administrative
G&A expenses increased as a result of $1.2 million in accounting, advertising and marketing expenses, $0.8 million of higher insurance costs, $1.1 million in equity-based compensation and $0.8 million in compensation costs.
Other

Other expenses increased by $4.0 million in compensation costs resulting from department restructuring and adding operational supervisory staff to support commercialization, $1.5 million in equity-based compensation and $1.4 million in software and hardware expenses.

Sponsored cost share
The DOE cost share decreased by $8.1 million as a result of decreased funding in the current year combined with a lower cost share percentage during the 2023 fiscal year. This was partially offset be new cost share agreements with various entities.

Interest income (expense)

The increase is due to $3.1 million of interest income earned on certificates of deposit.

Liquidity and Capital Resources
Liquidity
We measure liquidity in terms of our ability to fund the cash requirements of our R&D activities and our near-term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve R&D activities for the ongoing development of the NPM and associated plant design.
We had $218.2 million in cash and cash equivalents as of March 31, 2023, compared to $217.7 million as of December 31, 2022. We had no debt on either date.
Since NuScale’s inception, we have incurred significant operating losses; we have had negative operating cash flow during the three months ended March 31, 2023 and 2022; and we have an accumulated deficit of $193.1 million as of March 31, 2023. Management expects that operating losses and negative cash flows may increase because of additional costs and expenses related to the development of technology and the development of market and strategic relationships with other companies.

To date, we have not generated any material revenue. We do not expect to generate any meaningful revenue unless and until we are able to commercialize our NPM and related services. We expect our costs to increase in connection with the advancement of our products and services toward commercialization. In addition, with the completion of the Transaction, we expect to incur additional costs associated with operating as a public company. While we believe that the proceeds of the Transaction will be sufficient to reach commercialization of our NPM, certain costs are not reasonably estimable at this time, and we may require additional funding and our projections anticipate certain customer-sourced income that is not assured and DOE funds that are granted under the cooperative agreement secured by the Company are subject to Congressional appropriations. Further, the debt ceiling and appropriations discussions currently taking place within Congress could have a material impact on the Company’s cash projections.

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

Comparison of Cash Flows for the Three Months Ended March 31, 2023 and 2022
The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(43,137)	(33,151)
Net cash provided by (used in) investing activities	49,649	(1,187)
Net cash provided by (used in) financing activities	1,617	(73)
Net increase in cash, cash equivalents and restricted cash (A)	$8,129	$(34,411)

(A) Includes $34,182 in restricted cash
Cash Flows used in Operating Activities
Our operating cash flow decreased during the three months ended March 31, 2023 due to a build up of receivables associated with our cost share and commercial work.
Cash Flows from Investing Activities

The $50.0 million of cash provided by investing activities resulted from the maturity, and sale, of our 6 month certificates of deposit during the three months ended March 31, 2023.

Capital Resources
In conjunction with DOE Office of Nuclear Energy Award DE-NE0008935 with Utah Associated Municipal Power Systems’ (“UAMPS”) wholly owned subsidiary, Carbon Free Power Project, LLC (“CFPP LLC”), we entered into a Development Cost Reimbursement Agreement (“DCRA”), pursuant to which we are developing the NRC license application and performing other site licensing and development activities. Under the DCRA, we may be obligated to refund to UAMPS a percentage of its net development costs up to a specified cap, which varies based on the stage of project development, if certain performance criteria are not met. As of March 7, 2023, when we entered into Amendment 3 of the DCRA and the Long Lead Material Reimbursement Agreement with CFPP LLC, the maximum reimbursement based on the current stage of project development is $81.0 million. As of March 31, 2023 the net development costs incurred by UAMPS totaled $29.8 million.

Under this agreement, the Company is required to have credit support to fund the amount of our potential reimbursement of these net development costs. This letter of credit is updated quarterly based on an agreed upon forecasted estimate of net development costs. A stipulation of attaining the letter of credit requires the Company segregate funds from the operating bank accounts as collateral for said letter of credit. This account is identified as restricted cash in the amount of $34.2 million, on the accompanying condensed consolidated balance sheet and acts as collateral for the $33.5 million letter of credit outstanding at March 31, 2023.

In December 2022, NuScale and Fluor provided CFPP LLC with a Class 3 Project Cost Estimate (“PCE”). As provided for in the DCRA (as amended), NuScale ran an economic competitiveness test (“ECT”) comparing the PCE with a price target of $58.00/MWh for a target COD of the Project. The PCE exceeded the price target, meaning there was an ECT failure. As a result of the ECT failure UAMPS Members participating in the CFPP (“Project Participants”) were given the opportunity to exit the Project. CFPP LLC had until March 1, 2023 (unless extended by mutual agreement), to deliver notice that it intended to terminate its participation in the Project. If CFPP LLC had issued notice that it intended to terminate its participation in the Project by March 1, 2023, the Company would have been liable to pay CFPP LLC approximately $29.8 million and would have had the option to take over the Project assets and continue to develop CFPP. However, on March 1, 2023, UAMPS notified NuScale that sufficient Project Participants have opted to continue with CFPP development notwithstanding the ECT failure. The next ECT is scheduled to be run in conjunction with the submission of the Class 2 PCE. For information regarding the consequences of an ECT failure, see Commercialization Risk Factors associated with the Company’s obligations to UAMPS.

Recent Accounting Pronouncements
Management believes there is no new accounting guidance issued but not yet effective that would have a material impact to the Company’s current financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the discussion of the Company’s market risk in Part I, Item 7A., Quantitative and Qualitative Disclosures About Market Risk, of the Company’s 2022 Annual Report Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective as of March 31, 2023. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Part II - Other Information
Item 1. Legal Proceedings

In the regular course of business, the Company is involved in various legal proceedings and claims incidental to the normal course of business. Additionally, we are involved in various legal proceedings and claims relating to the Transaction. These legal proceedings relate to the level of disclosure of matters prior to the Transaction, which the Company believes were timely addressed well before the Transaction. We do not believe that any of the claims are material to the Company. Management does not believe that resolution of any of these matters will materially affect the Company’s financial position or results of operations.

On September 19, 2022, thirteen purported members of NuScale LLC filed suit in the U.S. District Court for the District of Oregon against NuScale LLC, Fluor Enterprises, Japan NuScale Innovation, Inc., and Sargent & Lundy Holdings, LLC. The plaintiffs purport to represent a class of individuals who held common units or options to purchase common units in NuScale LLC and seek declaratory relief and damages based on breach of contract and other common law claims. The claims are based on amendments to the operating agreement of NuScale LLC in connection with the Merger between NuScale LLC and Spring Valley Acquisition Corp. Plaintiffs claim, among other things, that such amendments breached NuScale LLC’s 5th Amended and Restated Operating Agreement and required the consent of holders of common units in NuScale LLC voting as a separate class. NuScale LLC filed a motion to dismiss the complaint on November 21, 2022. Plaintiffs filed a response January 17, 2023, and NuScale LLC filed a reply on February 14, 2023. While no assurance can be given as to the ultimate outcome of this matter, we do not believe it is probable that a loss will be incurred and we have not recorded any liability as a result of these actions.
Item 1A. Risk Factors
There have been no material changes from our risk factors as disclosed in the 2022 Annual Report on Form 10-K.
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
4.2
Warrant Agreement between Continental Stock Transfer & Trust Company and Spring Valley Acquisition Corp., dated November 23, 2020 (incorporated by reference to Annex L to the Proxy Statement/ Prospectus filed on April 8, 2022)

10.1
Amendment No. 3 to Development Cost Reimbursement Agreement, dated February 28, 2023, between NuScale LLC and CFPP LLC (portions of this exhibit have been redacted)(incorporated by reference to Exhibit 10.25 to the Annual Report on From 10-K filed March 16, 2023)

10.2
Long Lead Material Reimbursement Agreement, dated February 28, 2023, between NuScale LLC and CFPP LLC (portions of this exhibit have been redacted)(incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed March 16, 2023)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(d)/15d-14(d)
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(d)/15d-14(d)
101 .INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL).
__________________________________________

SIGNATURES

NuScale Power Corporation

Date	By:	/s/ John Hopkins
May 9, 2023	Name:	John Hopkins
	Title:	Chief Executive Officer

Date	By:	/s/ Chris Colbert
May 9, 2023	Name	Chris Colbert
	Title:	Chief Financial Officer