Form 10-Q
period 2023-06-30
NUSCALE POWER Corp
filed 2023-08-09
CIK 1822966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had 74,483,214 Class A common shares, $0.0001 par value, and 154,720,015 Class B common shares, $0.0001 par value, outstanding as of August 4, 2023.

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
• “RSUs” refers to restricted stock units.
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
• “UAMPS” refers to the Utah Associated Municipal Power Systems.
• “Warrants” refers collectively to the Public Warrants and the Private Placement Warrants.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding our financial position and business strategy and the expectations, beliefs, intentions, plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “continue,” “could,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “will,” “would,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:
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

Important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, are described in the section titled “Risk Factors” included in our 2022 Annual Report on Form 10-K. If one or more of those risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results may vary in material respects from those projected in those forward-looking statements. There may be additional risks that we currently consider immaterial, or which are unknown. It is not possible to predict or identify all such risks. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. No person should take any statement regarding past trends or activities as a representation that the trends or activities will continue in the future.

Part I - Financial Information
Item 1. Financial Statements
NuScale Power Corporation
Condensed Consolidated Balance Sheet

(in thousands, except share and per share amounts)	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$154,409	$217,685
Short-term investments	—	50,000
Prepaid expenses	8,732	5,531
Accounts and other receivables	24,920	11,199
Total current assets	188,061	284,415
Property, plant and equipment, net	5,237	4,770
In-process research and development	16,900	16,900
Intangible assets, net	970	1,059
Goodwill	8,255	8,255
Restricted cash	60,192	26,532
Other assets	5,949	6,704
Long-term contract work in process	23,900	—
Total assets	$309,464	$348,635
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$28,072	$27,951
Accrued compensation	6,403	9,038
Other accrued liabilities	1,672	1,568
Total current liabilities	36,147	38,557
Warrant liabilities	23,258	29,349
Noncurrent liabilities	2,076	2,786
Deferred revenue	23,779	856
Total liabilities	85,260	71,548

Stockholders’ Equity
Class A common stock, par value $0.0001 per share, 332,000,000 shares authorized, 74,045,206 and 69,353,019 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	7	7
Class B common stock, par value $0.0001 per share, 179,000,000 shares authorized, 154,720,015 and 157,090,820 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	16	16
Additional paid-in capital	312,618	296,748
Accumulated deficit	(202,577)	(182,092)
Total Stockholders’ Equity Excluding Noncontrolling Interests	110,064	114,679
Noncontrolling interests	114,140	162,408
Total Stockholders' Equity	224,204	277,087
Total Liabilities and Stockholders' Equity	$309,464	$348,635
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$5,795	$2,749	$11,300	$5,194
Cost of sales	(5,765)	(1,739)	(9,181)	(2,944)
Gross margin	30	1,010	2,119	2,250
Research and development expenses	26,932	29,506	54,502	54,369
General and administrative expenses	16,323	11,968	31,018	22,488
Other expenses	12,896	12,202	28,192	21,907
Loss from operations	(56,121)	(52,666)	(111,593)	(96,514)
Sponsored cost share	16,337	25,172	34,210	45,749
Change in fair value of warrant liabilities	7,199	6,120	6,091	6,120
Interest income (expense)	2,851	(6)	5,948	(108)
Loss before income taxes	(29,734)	(21,380)	(65,344)	(44,753)
Provision (benefit) for income taxes	—	—	—	—
Net loss	(29,734)	(21,380)	(65,344)	(44,753)
Net loss attributable to legacy NuScale LLC holders prior to Transaction	—	(7,782)	—	(31,155)
Net loss attributable to noncontrolling interests	(20,211)	(11,005)	(44,859)	(11,005)
Net Loss Attributable to Class A Common Stockholders	$(9,523)	$(2,593)	$(20,485)	$(2,593)

Loss per Share of Class A Common Stock:
Basic and Diluted	$(0.13)	$(0.06)	$(0.29)	$(0.06)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	72,125,375	42,028,341	70,913,646	42,028,341
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at March 31, 2023 (unaudited)	70,061	$7	157,091	$16	$302,487	$(193,054)	$137,275	$246,731
Equity-based compensation expense	—	—	—	—	4,453	—	—	4,453
Exercise of common share options and warrants and vested RSUs	1,613	—	—	—	2,754	—	—	2,754
Conversion of combined interests into Class A common stock	2,371	—	(2,371)	—	—	—	—	—
Rebalancing of ownership percentage for conversion of combined interest into Class A shares	—	—	—	—	2,924	—	(2,924)	—
Net loss	—	—	—	—	—	(9,523)	(20,211)	(29,734)
Balances at June 30, 2023 (unaudited)	74,045	$7	154,720	$16	$312,618	$(202,577)	$114,140	$224,204

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	69,353	$7	157,091	$16	$296,748	$(182,092)	$162,408	$277,087
Equity-based compensation expense	—	—	—	—	8,090	—	—	8,090
Exercise of common share options and warrants and vested RSUs	2,321	—	—	—	4,371	—	—	4,371
Conversion of combined interests into Class A common stock	2,371	—	(2,371)	—	—	—	—	—
Rebalancing of ownership percentage for conversion of combined interest into Class A shares	—	—	—	—	3,409	—	(3,409)	—
Net loss	—	—	—	—	—	(20,485)	(44,859)	(65,344)
Balances at June 30, 2023 (unaudited)	74,045	$7	154,720	$16	$312,618	$(202,577)	$114,140	$224,204

NuScale Power Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)							Common Stock
	Mezzanine Equity		Convertible Preferred Units		Common Units		Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balances at March 31, 2022 (unaudited)	6,000	$2,140	633,261	$819,694	11,671	$29,082	—	$—	—	$—	$—	$(804,993)	$—	$43,783
Exercise of common unit options	—	—	—	—	836	377	—	—	—	—	—	—	—	377
Repurchase of common units	—	—	—	—	(15)	(3)	—	—	—	—	—	—	—	(3)
Issuance of treasury units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of equity award to liability award	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	338	—	—	—	—	773	—	—	1,111
Reverse recapitalization, net	(6,000)	(2,140)	(633,261)	(819,694)	(12,492)	(29,794)	42,028	4	178,397	18	220,606	656,597	280,113	307,850
Net loss attributable to legacy NuScale prior to Transaction	—	—	—	—	—	—	—	—	—	—	—	(7,782)		(7,782)
Net loss after the Transaction	—	—	—	—	—	—	—	—	—	—	—	(2,593)	(11,005)	(13,598)
Balances at June 30, 2022 (unaudited)	—	—	—	—	—	—	42,028	$4	178,397	$18	$221,379	$(158,771)	$269,108	$331,738

NuScale Power Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)							Common Stock
	Mezzanine Equity		Convertible Preferred Units		Common Units		Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2021	6,000	$2,140	633,261	$819,694	9,074	$28,184	—	$—	—	$—	—	$(781,620)	$—	$66,258
Exercise of common unit options	—	—	—	—	3,764	847	—	—	—	—	—	—	—	847
Repurchase of common units	—	—	—	—	(358)	(566)	—	—	—	—	—	—	—	(566)
Issuance of treasury units	—	—	—	—	12	20	—	—	—	—	—	—	—	20
Conversion of equity award to liability award	—	—	—	—	—	(50)	—	—	—	—	—	—	—	(50)
Equity-based compensation expense	—	—	—	—	—	1,359		—	—	—	773	—	—	2,132
Reverse recapitalization, net	(6,000)	(2,140)	(633,261)	(819,694)	(12,492)	(29,794)	42,028	4	178,397	18	220,606	656,597	280,113	307,850
Net loss attributable to legacy NuScale prior to Transaction	—	—	—	—	—	—	—	—	—	—	—	(31,155)	—	(31,155)
Net loss after the Transaction	—	—	—	—	—	—	—	—	—	—	—	(2,593)	(11,005)	(13,598)
Balances at June 30, 2022 (unaudited)	—	$—	—	$—	—	$—	42,028	$4	178,397	$18	221,379	$(158,771)	$269,108	$331,738
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)
	Six Months Ended June 30,
	2023	2022
OPERATING CASH FLOW
Net loss	$(65,344)	$(44,753)
Adjustments to reconcile net loss to operating cash flow:
Depreciation	1,172	1,215
Amortization of intangibles	89	89
Equity-based compensation expense	8,090	2,132
Change in fair value of warrant liabilities	(6,091)	(6,120)
Net noncash change in right of use assets and lease liabilities	10	803
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,567)	(2,597)
Accounts receivable	(13,721)	(10,168)
Long-term contract work in process	(23,900)	—
Accounts payable and accrued expenses	327	1,685
Lease liability	(720)	(812)
Deferred revenue	22,923	(621)
Accrued compensation	(2,635)	(4,905)
Net cash used in operating activities	(82,367)	(64,052)
INVESTING CASH FLOW
Sale of short-term investments	50,000	—
Purchases of property, plant and equipment	(1,620)	(1,581)
Net cash provided by (used in) investing activities	48,380	(1,581)
FINANCING CASH FLOW
Proceeds from Transaction, net	—	341,462
Payments of Transaction costs	—	(2,401)
Proceeds from exercise of common unit options	—	847
Repurchase of common units	—	(566)
Issuance of treasury units	—	20
Proceeds from exercise of warrants and common share options	4,371	—
Net cash provided by financing activities	4,371	339,362
Net change in cash and cash equivalents	(29,616)	273,729
Cash and cash equivalents:
Beginning of period	244,217	77,094
End of period	$214,601	$350,823
Summary of noncash investing and financing activities:
Assumption of Transaction warrant liabilities	—	47,532
Debt converted to equity	—	14,181
Conversion of equity options to liability award	—	50
Plant, property and equipment in accounts payable	19	—
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

The Transaction is shown as a reverse recapitalization under GAAP. Spring Valley is the acquired company, with NuScale LLC treated as the acquirer. This determination reflects Legacy NuScale Equityholders holding a majority of the voting power of NuScale Corp, NuScale LLC’s pre-merger operations being the majority post-merger operations of NuScale Corp and NuScale LLC’s management team retaining similar roles at NuScale Corp. Accordingly, although NuScale Corp (f/k/a Spring Valley) is the parent company, GAAP dictates that the financial statements of NuScale Corp represent a continuation of NuScale LLC’s operations, with the Transaction being treated as though NuScale LLC issued ownership interests for Spring Valley, accompanied by a recapitalization. The net assets of NuScale LLC are stated at historical cost, with no incremental goodwill or other intangible assets recorded for the effects of the Transaction. The consummation of the Transaction resulted in NuScale LLC receiving cash equal to $341.5 million and assuming Warrant liabilities valued at $47.5 million.
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

Principles of Consolidation

As part of the Transaction, NuScale Corp has been determined to be the primary beneficiary of NuScale LLC, a variable interest entity (“VIE”). As the sole managing member of NuScale LLC, NuScale Corp has both the power to direct the activities, and direct ownership to share in the revenues and expenses of NuScale LLC. As such, all the activity of NuScale LLC has been consolidated in the accompanying condensed consolidated financial statements. All assets and liabilities included in the balance sheet are that of NuScale LLC, other than the NuScale Corp Warrants and certain prepaid insurance. All significant intercompany transactions have been eliminated upon consolidation.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Changes in Presentation

For the six months ended June 30, 2022, amounts totaling $115 were previously included in Interest income (expense) and have been reclassified to Sponsored cost share to conform to the current year presentation on the accompanying condensed consolidated statements of operations. No such reclassifications were required for the 2023 fiscal year.

For the three months ended June 30, 2022, amounts totaling $878 and $2,597 were reclassified out of R&D expenses and into G&A expenses and Other expenses, respectively, to conform to the current year presentation. During the six months ended June 30, 2023, R&D expenses totaling $1,855 were reclassified to Other expenses to conform to the current year presentation, while for the six months ended June 30, 2022, $1,361 and $2,114 have been reclassified out of R&D expenses and into G&A expenses and Other expenses, respectively, to conform to the current year presentation.

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

Cash in the amount of $60,192 was restricted as collateral for the letter of credit associated with the Development Cost Reimbursement Agreement (“DCRA”) at June 30, 2023 (See Note 13). The DCRA spans multiple years requiring the amount to be classified as a noncurrent asset, included in Restricted cash in the accompanying condensed consolidated balance sheet. The restricted cash balance plus Cash and cash equivalents on the accompanying condensed consolidated balance sheet equals cash, cash equivalents and restricted cash, as reflected in the accompanying condensed consolidated statements of cash flows.

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

Sponsored cost share

As we continue to advance our commercialization activities, we have begun to enter into cost share agreements with various entities, including both governmental and private, under which the Company is reimbursed for specific R&D activities. Currently, these entities include the DOE, United States Trade and Development Agency (“USTDA”) and CFPP LLC.

Since 2014, the DOE has provided critical funding to the Company through a series of cooperative agreements that support ongoing commercialization activities. During the three months ended June 30, 2023 and 2022, DOE cost share totaled $7,193 and $25,172, respectively, while for the six months ended June 30, 2023 and 2022, DOE cost share totaled $19,547 and $45,634, respectively. Beginning in 2021, the Company partnered with USTDA to develop SMRs in foreign markets. Under USTDA’s technical assistance grant program we receive cost share commitments to support licensing work in these foreign markets. During the three months ended June 30, 2023, USTDA cost share totaled $6,882 with no cost share during the same period in the prior year, while during the six months ended June 30, 2023

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
and 2022, USTDA cost share totaled $9,297 and $115, respectively. Finally, we receive subrecipient cost share from CFPP LLC under a contract between the DOE and UAMPS for R&D performed with the goal of developing our first SMR. Under this agreement we received cost share of $2,165 and $5,104 during the three and six months ended June 30, 2023, with no cost share during the same periods in the prior year.

3.Noncontrolling Interests and Loss Per Share
Noncontrolling Interests

Following the Transaction, holders of Class A common stock own direct controlling interests in the results of the combined entity, while the Legacy NuScale Equityholders own an economic interest in NuScale LLC, shown as noncontrolling interests (“NCI”) in equity in NuScale Corp’s condensed consolidated financial statements. The indirect economic interests are held by Legacy NuScale Equityholders in the form of NuScale LLC Class B Units. The following table summarizes the economic interests of NuScale Corp between the holders of Class A common stock and indirect economic interests held by NuScale LLC Class B unitholders as of and for the three and six months ended June 30, 2023:

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

	As of and for the three months ended June 30, 2023	As of and for the six months ended June 30, 2023

NuScale Corp Class A common stock
Beginning of period	70,061,055	69,353,019
Conversion of combined interests into Class A common stock	2,370,805	2,370,805
Exercise of options and warrants and vested RSUs	1,613,346	2,321,382
End of period	74,045,206	74,045,206

NuScale LLC Class B Units (NCI)
Beginning of period	157,090,820	157,090,820
Conversion of combined interests into Class A common stock	(2,370,805)	(2,370,805)
End of period	154,720,015	154,720,015

Total
Beginning of period	227,151,875	226,443,839
Exercise of options and warrants and vested RSUs	1,613,346	2,321,382
End of period	228,765,221	228,765,221

Ownership Percentage

NuScale Corp Class A common stock
Beginning of period	30.8%	30.6%
End of period	32.4%	32.4%

NuScale LLC Class B Units (NCI)
Beginning of period	69.2%	69.4%
End of period	67.6%	67.6%
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

The following table sets forth the computation of basic and diluted net loss per share of Class A common stock and represents the three and six months ended June 30, 2023, the period where the Company had Class A and Class B common stock outstanding. Class B common stock represents a right to cast one vote per share at the NuScale Corp level, and carry no economic rights, including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted loss per share. As such, basic and diluted loss per share of Class B common stock has not been presented.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Net loss attributable to Class A common stockholders	$(9,523)	$(20,485)
Weighted-average shares for basic and diluted loss per share	72,125,375	70,913,646
Basic and Diluted loss per share of Class A common stock	$(0.13)	$(0.29)
Anti-dilutive securities excluded from shares outstanding:
Class B common shares	154,720,015	154,720,015
Stock options	10,413,895	10,413,895
Warrants	18,458,701	18,458,701
Time-based RSUs	3,301,761	3,301,761
Total	186,894,372	186,894,372

4.Warrant Liabilities
As of June 30, 2023, the Company had 9,558,701 Public Warrants and 8,900,000 Private Placement Warrants outstanding, while at December 31, 2022 the Company had 9,558,703 Public Warrants and 8,900,000 Private Placement Warrants outstanding.

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

Redemption of Warrants when the price per share of Class A common stock equals or exceeds $18.00. The Company may redeem the outstanding Warrants (except as described with respect to the Private Placement Warrants):
•in whole and not in part;
•at a price of $0.01 per Warrant;
•upon a minimum of 30 days prior written notice of redemption to each Warrant holder; and
•if the closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the Warrant holders.

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

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Redemption of Warrants when the price per share of Class A common stock equals or exceeds $10.00. The Company may redeem the outstanding Warrants:
•in whole and not in part;
•at $0.10 per Warrant upon a minimum of 30 days prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the fair market value of the Class A common stock;
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
The carrying amount of certain financial instruments, including deposits, accounts payable and accrued expenses, approximates fair value due to their short maturities.

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

The following tables represents the Company’s financial liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
Warrant Liabilities:
Public Warrants	$12,044	$—	$—	$12,044
Private Placement Warrants	—	11,214	—	11,214
Total Warrant Liabilities as of June 30, 2023	$12,044	$11,214	$—	$23,258

(in thousands)	Level 1	Level 2	Level 3	Total
Warrant Liabilities:
Public Warrants	$15,198	—	—	$15,198
Private Placement Warrants	—	14,151	—	14,151
Total Warrant Liabilities as of December 31, 2022	$15,198	14,151	—	$29,349
6.Accounts and Other Receivables
Accounts and other receivables include reimbursement requests outstanding from the DOE awards, interest receivable and commercial accounts receivable. The DOE reimbursement requests are recognized as eligible costs are incurred. Reimbursement under the awards is recognized as award funds are obligated, and are included in Sponsored cost share in the condensed consolidated statement of operations. Interest receivable of $556 and $1,021 was outstanding at June 30, 2023 and December 31, 2022, respectively.

The majority of our receivables are either due from the U.S. federal government or have to do with a federal project. For these reasons, all receivables are deemed to be fully collectible and no allowance has been recorded.
7.Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Furniture and fixtures	$145	$173
Office and computer equipment	7,926	7,393
Software	13,899	13,864
Operations equipment	1,165	347
Leasehold improvements	2,281	2,312
	25,416	24,089
Less: Accumulated depreciation	(20,276)	(19,431)
Add: Assets under development	97	112
Net property, plant and equipment	$5,237	$4,770
8.Long-Term Contract Work In Process

During the first quarter, we entered into a long-term contract with CFPP LLC. Related to this contract, the Company has subcontracted for the purchase of certain long-lead materials in the amount of $55,700, that will be used in

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
fabricating of the NPMs as part of the overall contract with CFPP LLC. We expect that this first phase of the project will be completed for CFPP LLC near the end of 2024. The subcontractor is manufacturing the long-lead materials on behalf of NuScale, and we are considered the principal, rather than agent, under ASC 606, Revenue from Contracts with Customers. The long lead material contract contains one performance obligation that will be satisfied once the materials are verified as received at the fabricator’s facility. As of June 30, 2023, we capitalized $23,900 in the long-term contract work in process line item on our condensed consolidated balance sheet related to this contract, while as of December 31, 2022 we had none. As of June 30, 2023, we have billed CFPP LLC $23,696, which is classified as a long-term and included in our deferred revenue liability on our condensed consolidated balance sheet.
9.Employee Benefits
The Company sponsors a defined contribution 401(k) Plan with contributions to be made at the sole discretion of the management. Under the provisions of the 401(k) Plan, the Company matches the employees’ contributions for the first 3% of compensation and matches 50% of the employees’ contributions for the next 2% of compensation. The expense recorded for the 401(k) Plan was $691 and $495 for the three months ended June 30, 2023 and 2022, respectively, and $1,442 and $1,167 for the six months ended June 30, 2023 and 2022, respectively.
10.Income Taxes
NuScale LLC was historically and remains a partnership for U.S. federal income tax purposes with each partner being separately taxed on its share of taxable income or loss. NuScale Corp is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of any net taxable income or loss and any related tax credits of NuScale LLC.

The effective tax rate was 0% for the three and six months ended June 30, 2023. The effective income tax rate for the three and six months ended June 30, 2023 differed significantly from the statutory rates, primarily due to the losses allocated to NCI and the recognition of a valuation allowance as a result of the Company’s new tax structure following the Transaction.

There was no income tax expense recorded during the three and six months ended June 30, 2023.

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at NuScale Corp as of June 30, 2023, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state and local income tax returns are currently under examination by the respective taxing authorities.

In August 2022, the Inflation Reduction Act, or IRA, was enacted which includes the following key summary provisions: (i) a 15% Corporate Alternative Minimum Tax, or CAMT, that allows an offset of up to 75% with existing tax credit carryforwards, (ii) excise tax applicable to certain stock repurchases including ordinary buy backs and open market repurchases, (iii) extension and expansion of clean energy credits and incentives, and (iv) indefinite carryover of the CAMT. This legislation also provides transferability opportunities for certain newly generated credits as well as a direct pay option. For the three and six months ended June 30, 2023, the enactment of the IRA did not result in any material adjustment to our income tax provision.
11.Equity-Based Compensation

The total compensation expense recognized for common share options and time-based RSU awards during the three months ended June 30, 2023 and 2022 was $4,453 and $1,111, respectively, and $8,090 and $2,132 for the six months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023, equity-based compensation of

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
$1,868 was included in G&A expense and $2,585 was included in Other expense, compared to $399 and $712, respectively, over the same period in the prior year. For the six months ended June 30, 2023, equity based compensation of $3,361 was included in G&A expense and $4,729 included in Other expense compared to $843 and $1,289, respectively, over the same period in the prior year.

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

During the three months ended June 30, 2023, the Company granted to directors 126,158 RSU awards with an aggregate value of $1,068, that vest quarterly and will be fully vested in May 2024. During the six months ended June 30, 2023, the Company granted to employees 1,835,016 RSUs with an aggregate value of $18,992, or $10.35 per share, that vest one-third annually starting in February 2024. Finally, employee and Director RSU awards totaling 629,376 and 643,676 vested during the three and six months ended June 30, 2023, respectively.

12.Related Party Transactions
From time to time, the Company enters into strategic agreements with Fluor, whereby Fluor or the Company perform services for one another. For the three months ended June 30, 2023 and 2022, we incurred expenses of $8,479 and $5,571, respectively, while for the six months ended June 30, 2023 and 2022, we incurred expenses of $17,205 and $9,172, respectively. As of June 30, 2023 and December 31, 2022, the Company owed Fluor, as accounts payable, amounts totaling $11,845 and $7,694, respectively. For the three months ended June 30, 2023 and 2022, we earned revenue of $4,756 and $1,956, respectively, and for the six months ended June 30, 2023 and 2022, we earned $8,770 and $3,517, respectively. As of June 30, 2023 and December 31, 2022, Fluor owed us $4,738 and $1,508, respectively, amounts which are included in accounts and other receivables on the condensed consolidated balance sheet.

For the three months ended June 30, 2023 and 2022, Fluor accounted for 82% and 71%, respectively, of total revenue, while for the six months ended June 30, 2023 and 2022, they accounted for 78% and 68%, respectively.
13.Commitments and Contingencies
In the regular course of business, the Company is involved in various legal proceedings and claims incidental to the normal course of business. Other than as disclosed immediately below, the Company does not believe that any legal claims are material to the Company. Management does not believe that resolution of any of these matters will materially affect the Company’s financial position or results of operations.

On September 19, 2022, thirteen purported members of NuScale LLC filed suit in the U.S. District Court for the District of Oregon against NuScale LLC, Fluor Enterprises, Japan NuScale Innovation, Inc., and Sargent & Lundy Holdings, LLC. The plaintiffs purport to represent a class of individuals who held common units or options to purchase common units in NuScale LLC and seek declaratory relief and damages based on breach of contract and other common law claims. The claims are based on amendments to the operating agreement of NuScale LLC in connection with the Merger between NuScale LLC and Spring Valley Acquisition Corp. Plaintiffs claim, among other things, that such amendments breached NuScale LLC’s 5th Amended and Restated Operating Agreement and required the consent of holders of common units in NuScale LLC voting as a separate class. NuScale LLC filed a motion to dismiss the complaint on November 21, 2022. Plaintiffs filed a response on January 17, 2023, and NuScale LLC filed a reply on February 14, 2023. A hearing for oral argument regarding various motions to dismiss took place on May 17, 2023, and on August 3, 2023, the Court denied NuScale LLC’s motion to dismiss. While no assurance can be given as to the ultimate outcome of this matter, the Company does not believe it is probable that a loss will be incurred and the Company has not recorded any liability as a result of these actions.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
In conjunction with DOE Office of Nuclear Energy Award DE-NE0008935 with UAMPS’ wholly owned subsidiary, CFPP LLC, the Company entered into a DCRA, under which it is developing the NRC license application and performing other site licensing and development activities. Under the DCRA, the Company may be obligated to reimburse to UAMPS a percentage of its net development costs up to a specified cap, which varies based on the stage of project development, if certain performance criteria are not met. As of June 30, 2023, the cap was $83,500 and the reimbursement amount would have been $36,970, of which $25,777 consisted of long-lead materials for which we have an agreement in principle that would allow these long-lead materials to become the property of NuScale Corp, which would also own other intangible assets, the value of which cannot reasonably be estimated at this time. Based on this information, we believe the maximum expense to the Company would be $11,193 for the DCRA and an additional $4,100 for a separate agreement with CFPP LLC (a total of $15,293). While it is reasonably possible we will be required to pay these amounts, no accrual has been recorded in our financial statements.

Under the DCRA, the Company is required to have credit support to fund the amount of its potential reimbursement of these net development costs. In order to obtain a letter of credit for net development costs and a separate letter of credit for long-lead materials, the Company must segregate funds from the operating bank accounts as collateral. $60,192, identified as restricted cash on the accompanying condensed consolidated balance sheet, acts as collateral for the $59,000 in letters of credit outstanding at June 30, 2023. These letters of credit are based on forecasted spend for net development costs and long-lead materials through end of the following quarter, when new letters of credit will be issued.

In December 2022, the Company and Fluor provided CFPP LLC with the results of an economic competitiveness test (“ECT”) comparing the calculated levelized cost of electricity (“LCOE”) for the Carbon Free Power Project (“CFPP”) with the price target of $58.00/MWh as provided for under the amended DCRA. The LCOE exceeded the price target, meaning there was an ECT failure. As a result of the ECT failure, UAMPS members participating in the CFPP had the right to exit the Project. CFPP LLC had until March 1, 2023 to deliver notice that it intended to terminate its participation in the Project. If CFPP LLC had issued notice that it intended to terminate its participation in the Project by March 1, 2023, the Company could have been liable to pay CFPP LLC. However, on March 1, 2023, UAMPS notified the Company confirming that sufficient project participants had opted to continue with CFPP development notwithstanding the ECT failure.

The next ECT is scheduled to be run in conjunction with the submission of the Class 2 Project Cost Estimate, which is projected to be completed by the end of the calendar year. Should the results of the test exceed the new price target of $89.00/MWh or should CFPP subscription be less than 370 MWe, as provided under Amendment 3 of the DCRA, UAMPS members participating in the CFPP will have another opportunity to exit the Project. As of June 30, 2023, we had $59,000 in letters of credit, collateralized by restricted cash in the amount of $60,192 to cover the net development costs and long-lead materials projected through August 31, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of NuScale Power Corporation (“NuScale Corp”) should be read together with our financial statements as of and for the years ended December 31, 2022 and 2021 and our unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 and 2022, together with related notes thereto. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. Unless the context otherwise requires, references in this section to “NuScale LLC,” “us,” “our” or “we” refer to NuScale Power, LLC prior to the Transaction, and to NuScale Power Corporation (“NuScale Corp”) following the consummation of the Transaction.
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
Since our founding in 2007, we have made significant progress towards commercializing the first SMR in the United States. In 2017, we submitted our Design Certification Application (“DCA”) to the U.S. Nuclear Regulatory Commission (“NRC”). On August 28, 2020, the NRC issued its Final Safety Evaluation Report, representing the NRC’s completion of its technical review. On September 11, 2020 the NRC issued its Standard Design Approval (“SDA”) of our NPM and scalable plant design. With this phase of our DCA now complete, customers may proceed with plans to develop the Company’s power plants with the understanding that the NRC has approved the safety aspects of the NPM and plant design. We expect our operating losses and negative operating cash flow to grow until the commercialization of the NPM. On January 19, 2023, the NRC published in the Federal Register a final rule that certifies NuScale’s 12-unit 50 MWe SMR design for use in the United States, which became effective 30 days after publication.

In January 2023, the Company submitted a Standard Design Approval (SDA) Application and the associated licensing topical reports to the NRC for a NuScale’s 6-unit 77 MWe NPM design. Once approved, customers in the United States will be able to reference the certified design and SDA for expedited construction and operating licensing of NuScale’s SMR pursuant to 10 CFR Part 52. On July 31, 2023, the NRC formally announced that it has accepted the Company’s SDA Application for formal review. Based on the NRC’s published schedule for SDA Application review, we expect the NRC will complete its review and SDA approval to be received in about 24 months.

Merger with Spring Valley

In December 2021, NuScale LLC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spring Valley Acquisition Corp. (“Spring Valley”) and Spring Valley Merger Sub, LLC (“Merger Sub”), a wholly owned subsidiary of Spring Valley. Pursuant to the Merger Agreement, Merger Sub merged with and into NuScale LLC (the “Merger”), with NuScale LLC surviving the Merger (the “Surviving Company”), Spring Valley being renamed NuScale Corp, and NuScale LLC continuing to be held as a wholly controlled subsidiary of NuScale Power Corporation in an “Up-C” structure. On May 2, 2022, the transactions contemplated by the Merger Agreement, including the Merger (collectively the “Transaction”) were completed.

The Transaction is shown as a reverse recapitalization under GAAP. Spring Valley is the acquired company, with NuScale LLC treated as the acquirer. This determination reflects Legacy NuScale Equityholders holding a majority of the voting power of NuScale Corp, NuScale LLC’s pre-merger operations being the majority post-merger operations of NuScale Corp and NuScale LLC’s management team retaining similar roles at NuScale Corp. Accordingly, although NuScale Corp (f/k/a Spring Valley) is the parent company, GAAP dictates that the financial statements of NuScale Corp represent a continuation of NuScale LLC’s operations, with the Transaction being treated as though NuScale LLC issued ownership interests for Spring Valley, accompanied by a recapitalization. The net assets of NuScale LLC are stated at historical cost, with no incremental goodwill or other intangible assets recorded for the effects of the Transaction. The consummation of the Transaction resulted in NuScale LLC receiving cash equal to $341.5 million and assuming Warrant liabilities valued at $47.5 million.
Results of Operations

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$5,795	$2,749	$11,300	$5,194
Cost of sales	(5,765)	(1,739)	(9,181)	(2,944)
Gross margin	30	1,010	2,119	2,250
Research and development expenses	26,932	29,506	54,502	54,369
General and administrative expenses	16,323	11,968	31,018	22,488
Other expenses	12,896	12,202	28,192	21,907
Loss from operations	(56,121)	(52,666)	(111,593)	(96,514)
Sponsored cost share	16,337	25,172	34,210	45,749
Change in fair value of warrant liabilities	7,199	6,120	6,091	6,120
Interest income (expense)	2,851	(6)	5,948	(108)
Loss before income taxes	$(29,734)	$(21,380)	$(65,344)	$(44,753)
Comparison of the Three Months Ended June 30, 2023 and 2022

Revenue

The increase in revenue is attributable to activities in support of the Engineering, Procurement, Construction Development Agreement (“EPCDA”) for the CFPP, as well as nuclear technologies consulting services.

Research and Development

R&D expenses decreased as a result of $6.7 million in lower compensation costs related to a budgeted $10.0 million reduction in DOE award compensation costs, which was partially offset by higher USTDA and subrecipient compensation costs. Further, higher professional fees of $2.5 million associated with the USTDA and CFPP work partially offset the overall decrease.

General and Administrative
G&A expenses increased as a result of $2.3 million in compensation costs due to an increase in headcount and $1.9 million in advertising and marketing costs as we continue to build brand recognition across the globe.
Sponsored Cost Share
Sponsored cost share decreased due to a lower share percentage and funding from the DOE of $18.0 million, which was partially offset by increases in USTDA and subrecipient cost share as other projects ramp up.

Comparison of the Six Months Ended June 30, 2023 and 2022

Revenue

The increase in revenue is attributable to activities in support of the EPCDA for the CFPP, as well as nuclear technologies consulting services.

General and Administrative
G&A expenses increased as a result of $3.1 million in compensation costs due to an increase in headcount, $1.1 million in equity-based compensation and $2.8 million in advertising and marketing costs as we continue to expand globally. Further, we had higher insurance costs of $1.0 million associated with being a publicly traded entity and $0.5 million in professional fees and information technology costs.

Other

Other expenses increased due to increased headcount to support commercialization as well as higher equity-based compensation totaling $4.5 million, combined with higher software and hardware expenses.
Sponsored Cost Share
Sponsored cost share decreased due to a lower share percentage and funding from the DOE of $26.0 million, which was partially offset by increases in USTDA and subrecipient cost share as other projects ramp up.
Liquidity and Capital Resources
Liquidity
We measure liquidity in terms of our ability to fund the cash requirements of our R&D activities and our near term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve R&D activities for the ongoing development of the NPM and associated plant design.
We had $154.4 million in cash and cash equivalents as of June 30, 2023 (compared to $217.7 million as of December 31, 2022) and no debt on either date.
Since inception, we have incurred significant operating losses; we have had negative operating cash flow during the six months ended June 30, 2023 and 2022 and we have an accumulated deficit of $202.6 million as of June 30, 2023. Management expects that operating losses and negative cash flows may increase because of additional costs and expenses related to the development of technology and the development of market and strategic relationships with other companies.
To date, we have not generated material revenue. We do not expect to generate any meaningful revenue unless and until we commercialize our NPM and related services. While we expect R&D expenditures to decrease, we expect our overall costs to increase in connection with the advancement of our products and services toward commercialization with new customers. While we believe we have sufficient funds to reach commercialization of our NPM, certain costs are not reasonably estimable at this time, and we may require additional funding. Our projections anticipate certain customer-sourced income that is not assured and DOE funds that are granted under the cooperative agreement secured by the Company, which are subject to Congressional appropriations and dependent on the President signing it into law.

We believe that based on our current level of operating expenses and currently available cash resources, we will have sufficient funds available to cover required R&D activities and operating cash needs for the next twelve months. However, considering that we have not yet completed the development of a commercial product and have no meaningful revenue to date, we may require additional funds. Our ability to raise funds through equity offerings may be limited by the significant number of shares that may be publicly sold, including the shares registered for resale under the registration statement on Form S-1 that was declared effective by the Securities and Exchange Commission on June 30, 2022. Such sales may negatively affect the market price of our shares of Class A common stock. In particular, a large sale by Fluor, our majority shareholder, could significantly affect our stock price. We believe the likelihood that Warrant holders will exercise their Warrants depends on the trading price of our shares of Class A common stock which, from time to time, has exceeded the $11.50 Warrant exercise price. In certain circumstances, the Warrants can be exercised on a cashless basis. Our ability to fund R&D activities and our operating cash needs for multiple years does not depend on the proceeds we may receive as the result of exercises of Warrants.

Comparison of Cash Flows for the Six Months Ended June 30, 2023 and 2022
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(82,367)	$(64,052)
Net cash provided by (used in) investing activities	48,380	(1,581)
Net cash provided by financing activities	4,371	339,362
Net (decrease) increase in cash and cash equivalents (A)	$(29,616)	$273,729

(A) Includes $60,192 in restricted cash
Cash Flows used in Operating Activities
Our operating cash flow decreased during the six months ended June 30, 2023 primarily as a result of a growing receivables balance and cash payments for long-lead materials.
Cash Flows provided by (used in) Investing Activities
During the six months ended June 30, 2023 the Company sold a short-term investment for $50.0 million. Typically, investing activities will consist of capital expenditures.

Cash Flows from Financing Activities
During the six months ended June 30, 2023, net cash provided by financing activities primarily consisted of proceeds from the exercise of stock options, while the six months ended June 30, 2022 represent similar proceeds, as well as funds received in association with the Transaction.
Capital Resources
In conjunction with DOE Office of Nuclear Energy Award DE-NE0008935 with UAMPS’ wholly owned subsidiary, CFPP LLC, the Company entered into a DCRA, under which it is developing the NRC license application and performing other site licensing and development activities. Under the DCRA, the Company may be obligated to reimburse to UAMPS a percentage of its net development costs up to a specified cap, which varies based on the stage of project development, if certain performance criteria are not met. As of June 30, 2023, the cap was $83.5 million and the reimbursement amount would have been $37.0 million, of which $25.8 million consisted of long-lead materials for which we have an agreement in principle that would allow these long-lead materials to become the property of NuScale Corp, which would also own other intangible assets, the value of which cannot reasonably be estimated at this time. Based on this information, we believe the maximum expense to the Company would be $11.2 million for the DCRA and an additional $4.1 million for a separate agreement with CFPP LLC (a total of $15.3 million). While it is reasonably possible we will be required to pay these amounts, no accrual has been recorded in our financial statements.

Under the DCRA, the Company is required to have credit support to fund the amount of its potential reimbursement of these net development costs. In order to obtain a letter of credit for net development costs and a separate letter of credit for long-lead materials, the Company must segregate funds from the operating bank accounts as collateral. $60.2 million, identified as restricted cash on the accompanying condensed consolidated balance sheet, acts as collateral for the $59.0 million in letters of credit outstanding at June 30, 2023. These letters of credit are based on forecasted spend for net development costs and long-lead materials through end of the following quarter, when new letters of credit will be issued.

In December 2022, the Company and Fluor provided CFPP LLC with the results of an economic competitiveness test (“ECT”) comparing the calculated levelized cost of electricity (“LCOE”) for the Carbon Free Power Project (“CFPP”) with the price target of $58.00/MWh as provided for under the amended DCRA. The LCOE exceeded the price target, meaning there was an ECT failure. As a result of the ECT failure, UAMPS members participating in the CFPP had the right to exit the Project. CFPP LLC had until March 1, 2023 to deliver notice that it intended to terminate its participation in the Project. If CFPP LLC had issued notice that it intended to terminate its participation in the Project by March 1, 2023, the Company could have been liable to pay CFPP LLC. However, on March 1, 2023, UAMPS notified the Company confirming that sufficient project participants had opted to continue with CFPP development notwithstanding the ECT failure.

The next ECT is scheduled to be run in conjunction with the submission of the Class 2 Project Cost Estimate, which is projected to be completed by the end of the calendar year. Should the results of the test exceed the new price target of $89.00/MWh or should CFPP subscription be less than 370 MWe, as provided under Amendment 3 of the DCRA, UAMPS members participating in the CFPP will have another opportunity to exit the Project. As of June 30, 2023, we had $59.0 million in letters of credit, collateralized by restricted cash in the amount of $60.2 million to cover the net development costs and long-lead materials projected through August 31, 2023.

For information regarding the consequences of an ECT failure, see Commercialization Risk Factors associated with the Company’s obligations to UAMPS in the Company’s 2022 Annual Report on Form 10-K.
Recent Accounting Pronouncements
Management believes there is no new accounting guidance issued but not yet effective that would have a material impact to the Company’s current financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the discussion of the Company’s market risk in Part I, Item 7A., Quantitative and Qualitative Disclosures About Market Risk, of the Company’s 2022 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective as of June 30, 2023. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Part II - Other Information
Item 1. Legal Proceedings
In the regular course of business, the Company is involved in various legal proceedings and claims incidental to the normal course of business. Other than as disclosed immediately below, the Company does not believe that any legal claims are material to the Company. Management does not believe that resolution of any of these matters will materially affect the Company’s financial position or results of operations.

On September 19, 2022, thirteen purported members of NuScale LLC filed suit in the U.S. District Court for the District of Oregon against NuScale LLC, Fluor Enterprises, Japan NuScale Innovation, Inc., and Sargent & Lundy Holdings, LLC. The plaintiffs purport to represent a class of individuals who held common units or options to purchase common units in NuScale LLC and seek declaratory relief and damages based on breach of contract and other common law claims. The claims are based on amendments to the operating agreement of NuScale LLC in connection with the Merger between NuScale LLC and Spring Valley Acquisition Corp. Plaintiffs claim, among other things, that such amendments breached NuScale LLC’s 5th Amended and Restated Operating Agreement and required the consent of holders of common units in NuScale LLC voting as a separate class. NuScale LLC filed a motion to dismiss the complaint on November 21, 2022. Plaintiffs filed a response on January 17, 2023, and NuScale LLC filed a reply on February 14, 2023. A hearing for oral argument regarding various motions to dismiss took place on May 17, 2023, and on August 3, 2023, the Court denied NuScale LLC’s motion to dismiss. While no assurance can be given as to the ultimate outcome of this matter, the Company does not believe it is probable that a loss will be incurred and the Company has not recorded any liability as a result of these actions.
Item 1A. Risk Factors
There have been no material changes from our risk factors as disclosed in the 2022 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Rule 10b5-1 Trading Plans
In May 2023, we proposed to employees, including officers, with restricted stock units (“RSUs”) that they instruct the agent who administers our 2022 Long-Term Incentive Plan to promptly sell shares of Class A common stock sufficient to cover tax withholding obligations arising from the vesting and settlement of the RSUs. With respect to any eligible sell-to-cover transactions before the expiration of the cooling off periods specified in Rule 10b5-1(c), the instruction is intended to be a “non-Rule 10b5-1 trading arrangements” as defined in Item 408(c) of Regulation S-K, and with respect to eligible sell-to-cover transactions after the cooling off periods specified in Rule 10b5-1(c), the instruction is intended to be a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K. During the three months ended June 30, 2023, John Hopkins, Robert Temple, Karin Feldman, Julie Adelman and Rudy Murgo signed a 10b5-1(c) Trading Instruction for Eligible Sell-to-Cover Transaction and provided it to the agent.

During the three months ended June 30, 2023, the Company’s general counsel, Robert Temple, adopted a 10b5-1 plan intended to satisfy the affirmative defense of Rule 10b5-1(c). This plan was adopted on April 25, 2023, has a termination date of October 31, 2024 and lists 63,360 RSUs to vest. In addition, during this period, Julie Adelman, Senior Director of Accounting, terminated her 10b5-1 plan, effective April 11, 2023.

A copy of the Company’s insider trading policies and procedures will be included as an exhibit in the 2023 Annual Report on Form 10-K.

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(d)/15d-14(d)
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(d)/15d-14(d)
101 .INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL).
__________________________________________

SIGNATURES

NuScale Power Corporation

Date	By:	/s/ John Hopkins
August 9, 2023	Name:	John Hopkins
	Title:	Chief Executive Officer

Date	By:	/s/ Julie Adelman
August 9, 2023	Name	Julie Adelman
	Title:	Senior Director, Accounting