Form 10-Q
period 2023-09-30
NUSCALE POWER Corp
filed 2023-11-09
CIK 1822966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________
Commission file number 001-04321
______________________
NUSCALE POWER CORPORATION
(Exact name of registrant as specified in its charter)
______________________

Delaware			98-1588588
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

12725 SW 66th Ave Suite 107	Portland	Oregon	97223
(Address of Principal Executive Offices)			(Zip Code)
(971) 371-1592
Registrant's telephone number, including area code
Robert Temple

12725 SW 66th Ave
Suite 107
Portland	OR	97223
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	SMR	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	SMR.WS	New York Stock Exchange
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had 76,775,508 Class A common shares, $0.0001 par value, and 154,556,518 Class B common shares, $0.0001 par value, outstanding as of November 3, 2023.

Glossary

The definitions and abbreviations set forth below apply to the indicated terms used throughout this filing.

• “CFPP LLC” refers to Carbon Free Power Project, LLC, an entity wholly owned by UAMPS.
• “CFPP” refers to the Carbon Free Power Project.
• “Class A common stock” refers to shares of Class A common stock, par value $0.0001 per share, of NuScale Power Corporation.
• “Class B common stock” refers to shares of Class B common stock, par value $0.0001 per share, of NuScale Power Corporation, which represents the right to one vote per share and carries no economic rights.
• “Combined interests” refers to the combination of shares of Class B common stock and NuScale LLC Class B units required to be exchanged for Class A common stock.
• “common stock” refers collectively to shares of Class A common stock and Class B common stock..
• “DCRA” refers to the Development Cost Reimbursement Agreement, as amended, entered into with CFPP LLC
• “DOE” refers to the U.S. Department of Energy.
• “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.
• “Fluor” refers to Fluor Enterprises, Inc., a California corporation, which is wholly owned by Fluor
Corporation (NYSE: FLR).
• “G&A” expenses refers to general and administrative expenses.
• “IPO” or “Initial Public Offering” refers to the initial public offering of Spring Valley, which closed on
November 27, 2020.
• “Legacy NuScale Equityholders” refers to the holders of NuScale LLC Class B units
• “LLM Agreement” refers to the Long Lead Material Reimbursement Agreement entered into between NuScale LLC and CFPP LLC
• “Merger” refers to the merger of Merger Sub with and into NuScale LLC, with NuScale LLC as the surviving entity.
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
•litigation contingencies;
•financial arrangements with CFPP LLC;
•the estimated amounts to be reimbursed to CFPP LLC and costs related to termination of the DCRA and LLM Agreement;
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

Part I - Financial Information
Item 1. Financial Statements
NuScale Power Corporation
Condensed Consolidated Balance Sheet

(in thousands, except share and per share amounts)	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$117,470	$217,685
Short-term investments	—	50,000
Prepaid expenses	21,493	5,531
Accounts and other receivables	20,190	11,199
Total current assets	159,153	284,415
Property, plant and equipment, net	4,632	4,770
In-process research and development	16,900	16,900
Intangible assets, net	926	1,059
Goodwill	8,255	8,255
Restricted cash	79,164	26,532
Long-lead material work in process	30,765	—
Other assets	8,731	6,704
Total assets	$308,526	$348,635
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$35,880	$27,951
Accrued compensation	9,588	9,038
CFPP liability	34,500	—
Other accrued liabilities	1,515	1,568
Total current liabilities	81,483	38,557
Warrant liabilities	12,183	29,349
Noncurrent liabilities	1,832	2,786
Deferred revenue	33,381	856
Total liabilities	128,879	71,548

Stockholders’ Equity
Class A common stock, par value $0.0001 per share, 332,000,000 shares authorized, 76,416,658 and 69,353,019 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	8	7
Class B common stock, par value $0.0001 per share, 179,000,000 shares authorized, 154,556,518 and 157,090,820 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	15	16
Additional paid-in capital	327,593	296,748
Accumulated deficit	(221,699)	(182,092)
Total Stockholders’ Equity Excluding Noncontrolling Interests	105,917	114,679
Noncontrolling interests	73,730	162,408
Total Stockholders' Equity	179,647	277,087
Total Liabilities and Stockholders' Equity	$308,526	$348,635

The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$6,950	$3,172	$18,250	$8,366
Cost of sales	(5,940)	(1,749)	(15,121)	(4,693)
Gross margin	1,010	1,423	3,129	3,673
Research and development expenses	63,725	35,304	118,227	89,673
General and administrative expenses	16,402	16,485	47,420	38,973
Other expenses	13,799	15,732	41,991	37,639
Loss from operations	(92,916)	(66,098)	(204,509)	(162,612)
Sponsored cost share	20,774	18,421	54,984	64,170
Change in fair value of warrant liabilities	11,076	(2,833)	17,167	3,287
Interest income (expense)	2,738	880	8,686	772
Loss before income taxes	(58,328)	(49,630)	(123,672)	(94,383)
Provision (benefit) for income taxes	—	—	—	—
Net loss	(58,328)	(49,630)	(123,672)	(94,383)
Net loss attributable to legacy NuScale LLC holders prior to Transaction	—	—	—	(31,155)
Net loss attributable to noncontrolling interests	(39,206)	(38,923)	(84,065)	(49,928)
Net Loss Attributable to Class A Common Stockholders	$(19,122)	$(10,707)	$(39,607)	$(13,300)

Loss per Share of Class A Common Stock:
Basic and Diluted	$(0.26)	$(0.23)	$(0.55)	$(0.30)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	74,836,884	46,417,563	72,235,763	44,087,767
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2023 (unaudited)	74,045	$7	154,720	$16	$312,618	$(202,577)	$114,140	$224,204
Equity-based compensation expense	—	—	—	—	4,009	—	—	4,009
Issuance of common stock	1,386	—	—	—	7,867	—	—	7,867
Exercise of common share options and warrants and vested RSUs	823	—	—	—	1,895	—	—	1,895
Conversion of combined interests into Class A common stock	163	1	(163)	(1)	—	—	—	—
Rebalancing of ownership percentage for conversion of combined interest into Class A shares	—	—	—	—	1,204	—	(1,204)	—
Net loss	—	—	—	—	—	(19,122)	(39,206)	(58,328)
Balances at September 30, 2023 (unaudited)	76,417	$8	154,557	$15	$327,593	$(221,699)	$73,730	$179,647

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	69,353	$7	157,091	$16	$296,748	$(182,092)	$162,408	$277,087
Equity-based compensation expense	—	—	—	—	12,099	—	—	12,099
Issuance of common stock	1,386	—	—	—	7,867	—	—	7,867
Exercise of common share options and warrants and vested RSUs	3,144	—	—	—	6,266	—	—	6,266
Conversion of combined interests into Class A common stock	2,534	1	(2,534)	(1)	—	—	—	—
Rebalancing of ownership percentage for conversion of combined interest into Class A shares	—	—	—	—	4,613	—	(4,613)	—
Net loss	—	—	—	—	—	(39,607)	(84,065)	(123,672)
Balances at September 30, 2023 (unaudited)	76,417	$8	154,557	$15	$327,593	$(221,699)	$73,730	$179,647

NuScale Power Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2022 (unaudited)	42,028	$4	178,397	$18	$221,379	$(158,771)	$269,108	$331,738
Equity-based compensation expense	—	—	—	—	3,585	—	—	3,585
Exercise of common share options and warrants	3,666	1	—	—	33,791	—	—	33,792
Issuance of earn-out shares upon triggering event	1,644	—	—	—	—	—	—	—
Conversion of combined interest into Class A shares	4,482	—	(4,482)	—	—	—	—	—
Rebalancing of ownership percentage for conversion of combined interest into Class A shares	—	—	—	—	13,462	—	(13,462)	—
Net loss after the Transaction	—	—	—	—	—	(10,707)	(38,923)	(49,630)
Balances at September 30, 2022 (unaudited)	51,820	$5	173,915	$18	$272,217	$(169,478)	$216,723	$319,485

NuScale Power Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)							Common Stock
	Mezzanine Equity		Convertible Preferred Units		Common Units		Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2021	6,000	$2,140	633,261	$819,694	9,074	$28,184	—	$—	—	$—	—	$(781,620)	$—	$66,258
Exercise of common unit options	—	—	—	—	3,764	847	—	—	—	—	—	—	—	847
Repurchase of common units	—	—	—	—	(358)	(566)	—	—	—	—	—	—	—	(566)
Issuance of treasury units	—	—	—	—	12	20	—	—	—	—	—	—	—	20
Conversion of equity award to liability award	—	—	—	—	—	(50)	—	—	—	—	—	—	—	(50)
Equity-based compensation expense	—	—	—	—	—	1,359		—	—	—	4,358	—	—	5,717
Reverse recapitalization, net	(6,000)	(2,140)	(633,261)	(819,694)	(12,492)	(29,794)	42,028	4	178,397	18	220,606	656,597	280,113	307,850
Exercise of common share options and warrants	—	—	—	—	—	—	3,666	1	—	—	33,791	—	—	33,792
Issuance of earn-out shares upon triggering event	—	—	—	—	—	—	1,644	—	—	—	—	—	—	—
Conversion of combined interest into Class A shares	—	—	—	—	—	—	4,482	—	(4,482)	—	—	—	—	—
Rebalancing of ownership percentage for conversion of combined interest into Class A shares	—	—	—	—	—	—	—	—	—	—	13,462	—	(13,462)	—
Net loss attributable to legacy NuScale prior to Transaction	—	—	—	—	—	—	—	—	—	—	—	(31,155)	—	(31,155)
Net loss after the Transaction	—	—	—	—	—	—	—	—	—	—	—	(13,300)	(49,928)	(63,228)
Balances at September 30, 2022 (unaudited)	—	$—	—	$—	—	$—	51,820	$5	173,915	$18	272,217	$(169,478)	$216,723	$319,485
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)
	Nine Months Ended September 30,
	2023	2022
OPERATING CASH FLOW
Net loss	$(123,672)	$(94,383)
Adjustments to reconcile net loss to operating cash flow:
Depreciation	1,813	1,881
Amortization of intangibles	133	133
Equity-based compensation expense	12,099	5,717
Change in fair value of warrant liabilities	(17,167)	(3,287)
Net noncash change in right of use assets and lease liabilities	(230)	9,331
Changes in assets and liabilities:
Prepaid expenses and other assets	(18,377)	(9,785)
Accounts receivable	(8,991)	(17,981)
Long-lead material work in process	(30,765)	—
Accounts payable and accrued expenses	8,830	6,695
CFPP liability	34,500	0
Lease liability	(1,290)	(1,266)
Deferred revenue	32,525	(284)
Accrued compensation	550	(1,499)
Net cash used in operating activities	(110,042)	(104,728)
INVESTING CASH FLOW
Sale of short-term investments	50,000	—
Purchases of short-term investments	—	(50,000)
Purchases of property, plant and equipment	(1,674)	(1,744)
Net cash provided by (used in) investing activities	48,326	(51,744)
FINANCING CASH FLOW
Proceeds from the issuance of common stock, net of issuance fees	7,867	—
Proceeds from exercise of warrants and common share options	6,266	27,524
Proceeds from Transaction, net	—	341,462
Payments of Transaction costs	—	(2,401)
Proceeds from exercise of common unit options	—	847
Repurchase of common units	—	(566)
Issuance of treasury units	—	20
Net cash provided by financing activities	14,133	366,886
Net change in cash, cash equivalents and restricted cash	(47,583)	210,414
Cash, cash equivalents and restricted cash:
Beginning of period	244,217	77,094
End of period	$196,634	$287,508
Summary of noncash investing and financing activities:
Assumption of Transaction warrant liabilities	—	47,532
Debt converted to equity	—	14,181
Warrants converted into equity	—	6,268
Conversion of equity options to liability award	—	50
Plant, property and equipment in accounts payable	—	149
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

The Transaction is shown as a reverse recapitalization under United States Generally Accepted Accounting Principles (“GAAP”). Spring Valley is the acquired company, with NuScale LLC treated as the acquirer. This determination reflects Legacy NuScale Equityholders holding a majority of the voting power of NuScale Corp, NuScale LLC’s pre-merger operations being the majority post-merger operations of NuScale Corp and NuScale LLC’s management team retaining similar roles at NuScale Corp. Accordingly, although NuScale Corp (f/k/a Spring Valley) is the parent company, GAAP dictates that the financial statements of NuScale Corp represent a continuation of NuScale LLC’s operations, with the Transaction being treated as though NuScale LLC issued ownership interests for Spring Valley, accompanied by a recapitalization. The net assets of NuScale LLC are stated at historical cost, with no incremental goodwill or other intangible assets recorded for the effects of the Transaction. The consummation of the Transaction resulted in NuScale LLC receiving cash equal to $341.5 million and assuming Warrant liabilities valued at $47.5 million.
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

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Changes in Presentation

For the three and nine months ended September 30, 2022, amounts totaling $39 and $154, respectively, were previously included in Interest income (expense) and have been reclassified to Sponsored cost share to conform to the current year presentation on the accompanying condensed consolidated statements of operations. No such reclassifications were required for the 2023 fiscal year.

For the three months ended September 30, 2022, amounts totaling $987 and $1,001 were reclassified out of G&A expenses and into R&D expenses and Other expenses, respectively, to conform to the current year presentation. During the nine months ended September 30, 2023, R&D expenses totaling $1,855 were reclassified to Other expenses to conform to the current year presentation, while for the nine months ended September 30, 2022, $2,348 and $3,115 have been reclassified out of G&A expenses and into R&D expenses and Other expenses, respectively, to conform to the current year presentation.

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

Cash in the amount of $79,164 was restricted as collateral for the letter of credit associated with the Development Cost Reimbursement Agreement (“DCRA”) at September 30, 2023 (See Note 13). The DCRA spans multiple years requiring the amount to be classified as a noncurrent asset, included in Restricted cash in the accompanying condensed consolidated balance sheet. The restricted cash balance plus Cash and cash equivalents on the accompanying condensed consolidated balance sheet equals cash, cash equivalents and restricted cash, as reflected in the accompanying condensed consolidated statements of cash flows.

Sales and Marketing Agreements

The Company has entered into sales and marketing agreements pursuant to which it prepaid certain expenses to the counterparty. As of September 30, 2023, the current portion of $16,200 and noncurrent portion of $3,750, are included in Prepaid expenses and Other assets, respectively, on the accompanying condensed consolidated balance sheet and will be amortized monthly on a straight line basis through the period ended December 31, 2024.

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

Sponsored Cost Share

As our commercialization activities advance, we have continued to enter into cost share agreements with various entities, including both governmental and private, under which the Company is reimbursed for specific R&D activities.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
As of September 30, 2023, these entities include the DOE, United States Department of State and United States Trade and Development Agency (combined as “USG”), CFPP LLC and RoPower Nuclear S.A.

Since 2014, the DOE has provided critical funding to the Company through a series of cooperative agreements that support ongoing commercialization activities. During the three months ended September 30, 2023 and 2022, DOE cost share totaled $9,171 and $18,382, respectively, while for the nine months ended September 30, 2023 and 2022, DOE cost share totaled $28,718 and $64,016, respectively.

Beginning in 2021, the Company partnered with USG to develop SMRs in foreign markets. Under USG’s technical assistance grant programs, we receive cost share commitments to support licensing work in these foreign markets, one of which is additionally supported by RoPower Nuclear S.A. During the three months ended September 30, 2023 and 2022, USG cost share totaled $10,521 and $39, respectively, while during the nine months ended September 30, 2023 and 2022, USG cost share totaled $20,080 and $154, respectively.

Finally, we received subrecipient cost share from CFPP LLC under a contract between the DOE and UAMPS for R&D performed with the goal of developing our first SMR. Under this agreement we received cost share of $1,082 and $6,186 during the three and nine months ended September 30, 2023, with no cost share during the same periods in the prior year. We have agreed to terminate our agreements with CFPP LLC (see Note 8).

3. Noncontrolling Interests and Loss Per Share
Noncontrolling Interests

Following the Transaction, holders of Class A common stock own direct controlling interests in the results of the combined entity, while the Legacy NuScale Equityholders own an economic interest in NuScale LLC, shown as noncontrolling interests (“NCI”) in equity in NuScale Corp’s condensed consolidated financial statements. The indirect economic interests are held by Legacy NuScale Equityholders in the form of NuScale LLC Class B Units. The following table summarizes the economic interests of NuScale Corp between the holders of Class A common stock and indirect economic interests held by NuScale LLC Class B unitholders as of and for the three and nine months ended September 30, 2023 and 2022:

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2023	2022	2023	2022
NuScale Corp Class A common stock
Beginning of period	74,045,206	42,028,341	69,353,019	42,028,341
Conversion of combined interests into Class A common stock	163,497	4,482,338	2,534,302	4,482,338
Vesting or exercise of equity awards	822,332	3,666,032	3,143,714	3,666,032
Issuance of common stock	1,385,623	—	1,385,623	—
Vesting of earn out shares	—	1,643,924	—	1,643,924
End of period	76,416,658	51,820,635	76,416,658	51,820,635

NuScale LLC Class B Units (NCI)
Beginning of period	154,720,015	178,396,711	157,090,820	178,396,711
Conversion of combined interests into Class A common stock	(163,497)	(4,482,338)	(2,534,302)	(4,482,338)
End of period	154,556,518	173,914,373	154,556,518	173,914,373

Total
Beginning of period	228,765,221	220,425,052	226,443,839	220,425,052
Vesting or exercise of equity awards	822,332	3,666,032	3,143,714	3,666,032
Issuance of common stock	1,385,623	—	1,385,623	—
Vesting of earn out shares	—	1,643,924	—	1,643,924
End of period	230,973,176	225,735,008	230,973,176	225,735,008

Ownership Percentage

NuScale Corp Class A common stock
Beginning of period	32.4%	19.1%	30.6%	19.1%
End of period	33.1%	23.0%	33.1%	23.0%

NuScale LLC Class B Units (NCI)
Beginning of period	67.6%	80.9%	69.4%	80.9%
End of period	66.9%	77.0%	66.9%	77.0%
The NCI may decrease according to the number of shares of Class B common stock and NuScale LLC Class B units that are exchanged for shares of Class A common stock or, in certain circumstances including at the election of NuScale Corp, cash in an amount equal to the fair value of Class A common stock received in a contemporaneous equity issuance. In addition, options exercised, RSUs vested and Class A common stock issued will decrease NCI. After each exchange, NuScale LLC equity attributable to NuScale Corp is rebalanced to reflect the change in ownership percentage, which is calculated above based on Class B units and Class A shares, as a percentage of Combined interests.

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

The following table sets forth the computation of basic and diluted net loss per share of Class A common stock and represents the three and nine months ended September 30, 2023, the period where the Company had Class A and Class B common stock outstanding. Class B common stock represents a right to cast one vote per share at the NuScale Corp level, and carry no economic rights, including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted loss per share. As such, basic and diluted loss per share of Class B common stock has not been presented.

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to Class A common stockholders	$(19,122)	$(10,707)	$(39,607)	$(13,300)
Weighted-average shares for basic and diluted loss per share	74,836,884	46,417,563	72,235,763	44,087,767
Basic and Diluted loss per share of Class A common stock	$(0.26)	$(0.23)	$(0.55)	$(0.30)
Anti-dilutive securities excluded from shares outstanding:
Class B common shares	154,556,518	173,914,373	154,556,518	173,914,373
Stock options	9,606,510	12,971,828	9,606,510	12,971,828
Warrants	18,458,701	18,459,203	18,458,701	18,459,203
Time-based RSUs	3,335,535	2,163,743	3,335,535	2,163,743
Total	185,957,264	207,509,147	185,957,264	207,509,147

During the three and nine months ended September 30, 2023, the Company issued and sold 1,385,623 shares of Class A common stock for the gross and net proceeds of $8,337 and $7,867, respectively, with no such sales for the same periods in the prior year.
4.Warrant Liabilities
As of September 30, 2023, the Company had 9,558,701 Public Warrants and 8,900,000 Private Placement Warrants outstanding, while at December 31, 2022 the Company had 9,558,703 Public Warrants and 8,900,000 Private Placement Warrants outstanding.

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

The following tables represents the Company’s financial liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
Warrant Liabilities:
Public Warrants	$6,309	$—	$—	$6,309
Private Placement Warrants	—	5,874	—	5,874
Total Warrant Liabilities as of September 30, 2023	$6,309	$5,874	$—	$12,183

(in thousands)	Level 1	Level 2	Level 3	Total
Warrant Liabilities:
Public Warrants	$15,198	—	—	$15,198
Private Placement Warrants	—	14,151	—	14,151
Total Warrant Liabilities as of December 31, 2022	$15,198	14,151	—	$29,349
6.Accounts and Other Receivables
Accounts and other receivables include reimbursement requests outstanding from the sponsored cost share awards, interest receivable and commercial accounts receivable. The DOE reimbursement requests are recognized as eligible costs are incurred. Reimbursement under the awards is recognized as award funds are obligated, and are included in Sponsored cost share in the condensed consolidated statement of operations. Interest receivable of $676 and $1,021 was outstanding at September 30, 2023 and December 31, 2022, respectively.

The majority of our receivables are either due from the U.S. federal government or have to do with a federal project. For these reasons, all receivables are deemed to be fully collectible and no allowance has been recorded.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
7.Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Furniture and fixtures	$115	$173
Office and computer equipment	8,044	7,393
Software	13,899	13,864
Operations equipment	1,165	347
Leasehold improvements	2,209	2,312
	25,432	24,089
Less: Accumulated depreciation	(20,817)	(19,431)
Add: Assets under development	17	112
Net property, plant and equipment	$4,632	$4,770
8.DCRA, LLM Agreement and Settlement and Release Agreement

During the first quarter of 2023, we entered into the LLM Agreement with CFPP LLC. Related to this contract, the Company has subcontracted for the purchase of certain long-lead materials in the amount of $55,700, that were to be used in fabrication of the NPMs as part of the DCRA with CFPP LLC. However, subsequent to September 30, 2023, NuScale and CFPP LLC entered into discussions, and ultimately agreed to terminate the DCRA and LLM Agreement, with additional wind down activity still to occur. As a result, the previously titled Long-term contract work in process is now identified as Long-lead material work in process on our condensed consolidated balance sheet in the amount of $30,765 as of September 30, 2023, while as of December 31, 2022 we had none.

Due to our negotiations and ultimate termination of the DCRA and LLM Agreement with CFPP LLC, as of September 30, 2023 it was probable that we would be required to reimburse CFPP LLC $34,500 for net development costs pursuant to the DCRA. This is included in CFPP liability on the condensed consolidated balance sheet and in Research and development expenses on the condensed consolidated statements of operations.

Subsequent to September 30, 2023, NuScale and CFPP LLC executed a Settlement and Release Agreement (“Release Agreement”) whereby we have agreed to pay $49,769 to CFPP LLC. NuScale and CFPP LLC are in the process of completing the wind down work and demobilization pursuant to the Release Agreement that will result in an additional payment being made to CFPP LLC based on the actual DOE eligible costs incurred by CFPP LLC through the award termination date. Once certain conditions have been met, the Release Agreement would terminate the DCRA and LLM Agreement between the two entities. We anticipate additional expense during the fourth quarter associated with the termination estimated between $11,000 and $16,000, inclusive of demobilization and other costs, for which we have a letter of credit in the amount of $5,000 that is collateralized by $5,100 of Restricted cash that will be used to pay demobilization costs if they are incurred. Once the final settlement payment has been made the remaining Restricted cash will be released to the Company.
9.Employee Benefits
The Company sponsors a defined contribution 401(k) Plan with contributions to be made at the sole discretion of management. Under the provisions of the 401(k) Plan, the Company matches the employees’ contributions for the first 3% of compensation and matches 50% of the employees’ contributions for the next 2% of compensation. The expense recorded for the 401(k) Plan was $578 and $592 for the three months ended September 30, 2023 and 2022, respectively, and $2,020 and $1,759 for the nine months ended September 30, 2023 and 2022, respectively.
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

The effective tax rate was 0% for the three and nine months ended September 30, 2023. The effective income tax rate for the three and nine months ended September 30, 2023 differed significantly from the statutory rates, primarily due to the losses allocated to NCI and the recognition of a valuation allowance as a result of the Company’s new tax structure following the Transaction.

There was no income tax expense recorded during the three and nine months ended September 30, 2023.

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at NuScale Corp as of September 30, 2023, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state and local income tax returns are currently under examination by the respective taxing authorities.

In August 2022, the Inflation Reduction Act, or IRA, was enacted which includes the following key summary provisions: (i) a 15% Corporate Alternative Minimum Tax, or CAMT, that allows an offset of up to 75% with existing tax credit carryforwards, (ii) excise tax applicable to certain stock repurchases including ordinary buy backs and open market repurchases, (iii) extension and expansion of clean energy credits and incentives, and (iv) indefinite carryover of the CAMT. This legislation also provides transferability opportunities for certain newly generated credits as well as a direct pay option. For the three and nine months ended September 30, 2023, the enactment of the IRA did not result in any material adjustment to our income tax provision.
11.Equity-Based Compensation

The total compensation expense recognized for common share options and time-based RSU awards during the three months ended September 30, 2023 and 2022 was $4,009 and $5,075, respectively, and $12,099 and $7,207 for the nine months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023, equity-based compensation of $1,496 was included in G&A expense and $2,513 was included in Other expense, compared to $3,017 and $2,058, respectively, over the same period in the prior year. For the nine months ended September 30, 2023, equity-based compensation of $4,857 was included in G&A expense and $7,242 included in Other expense compared to $3,860 and $3,347, respectively, over the same period in the prior year.

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

During the three months ended September 30, 2023, the Company granted to employees 358,644 RSUs with an aggregate value of $2,295 that vest one-third annually starting in August 2024, while for the nine months ended September 30, 2023, 2,193,660 RSUs were granted, with an aggregate value of $21,287, that vest one-third annually starting in February 2024. In addition, during the nine months ended September 30, 2023, the Company granted to directors 126,158 RSUs with an aggregate value of $1,068, that vest quarterly and will be fully vested in May 2024.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Finally, employee and director RSUs totaling 68,542 and 712,218 vested during the three and nine months ended September 30, 2023, respectively.

12.Related Party Transactions
From time to time, the Company enters into strategic agreements with Fluor, whereby Fluor or the Company perform services for one another. For the three months ended September 30, 2023 and 2022, we incurred expenses of $10,763 and $8,710, respectively, while for the nine months ended September 30, 2023 and 2022, we incurred expenses of $27,968 and $17,882, respectively. As of September 30, 2023 and December 31, 2022, the Company owed Fluor, as accounts payable, amounts totaling $3,091 and $7,694, respectively. For the three months ended September 30, 2023 and 2022, we earned revenue of $5,302 and $2,807, respectively, and for the nine months ended September 30, 2023 and 2022, we earned $14,072 and $6,324, respectively. As of September 30, 2023 and December 31, 2022, Fluor owed us $3,940 and $1,508, respectively, amounts which are included in accounts and other receivables on the condensed consolidated balance sheet.

For the three months ended September 30, 2023 and 2022, Fluor accounted for 76% and 88%, respectively, of total revenue, while for the nine months ended September 30, 2023 and 2022, they accounted for 77% and 76%, respectively.
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

On September 19, 2022, thirteen purported members of NuScale LLC filed suit in the U.S. District Court for the District of Oregon against NuScale LLC, Fluor Enterprises, Japan NuScale Innovation, Inc., and Sargent & Lundy Holdings, LLC. The plaintiffs purport to represent a class of individuals who held common units or options to purchase common units in NuScale LLC and seek declaratory relief and damages based on breach of contract and other common law claims. The claims are based on amendments to the operating agreement of NuScale LLC in connection with the Merger between NuScale LLC and Spring Valley Acquisition Corp. Plaintiffs claim, among other things, that such amendments breached NuScale LLC’s 5th Amended and Restated Operating Agreement and required the consent of holders of common units in NuScale LLC voting as a separate class. NuScale LLC filed a motion to dismiss the complaint on November 21, 2022. Plaintiffs filed a response on January 17, 2023, and NuScale LLC filed a reply on February 14, 2023. A hearing on various motions to dismiss took place on May 17, 2023, and on August 3, 2023, the Court issued a report and recommendation that recommended that NuScale LLC’s motion to dismiss be denied. On August 17, 2023, NuScale LLC filed an objection to the report and recommendation. The objection will be heard by the assigned District Court judge. While no assurance can be given as to the ultimate outcome of this matter, the Company does not believe it is probable that a loss will be incurred and the Company has not recorded any liability as a result of these actions.

In conjunction with DOE Office of Nuclear Energy Award DE-NE0008935 with UAMPS’ wholly owned subsidiary, CFPP LLC, the Company entered into a DCRA, under which it is developing the NRC license application and performing other site licensing and development activities. Under the DCRA, the Company may be obligated to reimburse to UAMPS a percentage of its net development costs up to a specified cap, which varies based on the stage of project development, if certain performance criteria are not met. While there has been no failure to satisfy performance criteria, NuScale and CFPP LLC have mutually agreed to terminate the DCRA and LLM Agreement as a result of the project being unable to attract sufficient committed subscribers.

Under the DCRA, the Company was required to have credit support to fund the amount of its potential reimbursement of these net development costs. In order to obtain a letter of credit for net development costs and a separate letter of credit for long-lead materials, the Company must segregate funds from the operating bank accounts as collateral, which is classified as restricted cash on the accompanying condensed consolidated balance sheet. As of September 30, 2023, the Company held $79,164 of restricted cash which acts as collateral for the $77,600 in letters of credit outstanding. The amount of these letters of credit are based on forecasted spend for net development costs and long-

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
lead materials through end of the following quarter, when new letters of credit will be issued. In conjunction with the contract terminations, we will obtain a release of the letters of credit and restricted cash in exchange for payments of amounts as agreed upon with UAMPS in the settlement agreement (see Note 8 for additional information regarding the Settlement and Release Agreement).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of NuScale Power Corporation (“NuScale Corp”) should be read together with our financial statements as of and for the years ended December 31, 2022 and 2021 and our unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 and 2022, together with related notes thereto. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. Unless the context otherwise requires, references in this section to “NuScale LLC,” “us,” “our” or “we” refer to NuScale Power, LLC prior to the Transaction, and to NuScale Power Corporation (“NuScale Corp”) following the consummation of the Transaction.
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
Since our founding in 2007, we have made significant progress towards commercializing the first SMR in the United States. In 2017, we submitted our Design Certification Application (“DCA”) to the U.S. Nuclear Regulatory Commission (“NRC”). On August 28, 2020, the NRC issued its Final Safety Evaluation Report, representing the NRC’s completion of its technical review. On September 11, 2020, the NRC issued its Standard Design Approval (“SDA”) of our NPM and scalable plant design. With this phase of our DCA now complete, customers may proceed with plans to develop the Company’s power plants with the understanding that the NRC has approved the safety aspects of the NPM and plant design. We expect our operating losses and negative operating cash flow to grow until the commercialization of the NPM. On January 19, 2023, the NRC published in the Federal Register a final rule that certifies NuScale’s 12-unit 50 MWe SMR design for use in the United States, which became effective 30 days after publication.

In January 2023, the Company submitted a Standard Design Approval (SDA) Application and the associated licensing topical reports to the NRC for a NuScale’s 6-unit 77 MWe NPM design. Once approved, customers in the United States will be able to reference the certified design and SDA for expedited construction and operating licensing of NuScale’s SMR pursuant to 10 CFR Part 52. On July 31, 2023, the NRC formally announced that it has accepted the Company’s SDA Application for formal review. Based on the NRC’s published schedule for SDA Application review, we expect the NRC will complete its review and SDA approval to be received in approximately 21 months.

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
Results of Operations

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$6,950	$3,172	$18,250	$8,366
Cost of sales	(5,940)	(1,749)	(15,121)	(4,693)
Gross margin	1,010	1,423	3,129	3,673
Research and development expenses	63,725	35,304	118,227	89,673
General and administrative expenses	16,402	16,485	47,420	38,973
Other expenses	13,799	15,732	41,991	37,639
Loss from operations	(92,916)	(66,098)	(204,509)	(162,612)
Sponsored cost share	20,774	18,421	54,984	64,170
Change in fair value of warrant liabilities	11,076	(2,833)	17,167	3,287
Interest income (expense)	2,738	880	8,686	772
Loss before income taxes	$(58,328)	$(49,630)	$(123,672)	$(94,383)
Comparison of the Three Months Ended September 30, 2023 and 2022

Revenue

The increase in revenue is attributable to activities in support of the CFPP, as well as nuclear technologies consulting services.

Research and Development

R&D expenses increased due to a $34.5 million charge for reimbursable net development costs due to the CFPP LLC. This increase was partially offset by $3.6 million in lower professional fees related to a budgeted reduction in the DOE award and $2.5 million in compensation costs savings.

General and Administrative
While G&A expenses remained approximately the same, the three months ended September 30, 2023 included $3.7 million in higher costs related to the sales and marketing agreements, that was offset by lower professional fees, compensation costs and insurance.

Other

Other expenses decreased primarily due to lower compensation costs, partially offset by higher hardware and software costs.

Sponsored Cost Share
The increase is due to higher USTDA and subrecipient cost share, partially offset by a lower share percentage and funding from the DOE.

Change in Fair Value of Warrant Liabilities

The Company’s warrant price has decreased during the three months ended September 30, 2023, while the warrant price increased during the same period in the prior year.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenue

The increase in revenue is attributable to activities in support of the CFPP, as well as nuclear technologies consulting services.

Research and Development

R&D expenses increased due to a $34.5 million charge for reimbursable net development costs due to the CFPP LLC and higher USTDA and subrecipient compensation costs, partially offset by lower compensation costs related to a budgeted reduction in DOE award compensation costs.

General and Administrative
G&A expenses increased as a result of $2.9 million in higher compensation costs due to an increase in headcount, $1.0 million in higher equity-based compensation and $3.7 million in advertising and marketing costs associated with our global expansion and the sales and marketing agreements we entered into.

Other

Other expenses increased due to higher equity-based compensation totaling $3.9 million, while savings in compensation costs were offset by higher software and hardware expenses.
Sponsored Cost Share
Sponsored cost share decreased due to a lower share percentage and funding from the DOE, which was partially offset by increases in USTDA and subrecipient cost share as other projects scale up.

Change in Fair Value of Warrant Liabilities

The Company’s warrant price has significantly decreased during the nine months ended September 30, 2023, while the warrant price only slightly decreased during the period from the date of the Transaction through September 30, 2022.
Liquidity and Capital Resources
Liquidity
We measure liquidity in terms of our ability to fund the cash requirements of our R&D activities and our near term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve R&D activities for the ongoing development of the NPM and associated plant design.

On August 9, 2023, NuScale entered into a Sales Agreement with Cowen and Company, LLC, B. Riley Securities, Inc. and Canaccord Genuity LLC as sales agents under which the Company may offer and sell shares of the Company’s Class A common stock, having an aggregate sales price of up to $150.0 million from time to time through the sales agents (“ATM Program”). During the three and nine months ended September 30, 2023, the Company issued and sold 1,385,623 shares of Class A common stock at a weighted average price of $6.02 per share, generating gross and net proceeds of $8.3 million and $7.9 million, respectively. The aggregate compensation paid to the sales agent in connection with the sales was $0.3 million during the three months ended September 30, 2023. As of September 30, 2023, $141.7 million of Class A common stock remained eligible for sale under the ATM Program.

We had $117.5 million in cash and cash equivalents as of September 30, 2023, compared to $217.7 million as of December 31, 2022, and no debt on either date. Since inception, we have incurred significant operating losses; we have had negative operating cash flow during the nine months ended September 30, 2023 and 2022 and we have an accumulated deficit of $221.7 million as of September 30, 2023. Management expects that operating losses and negative cash flows to continue as we continue the development of technology and the development of market and strategic relationships with other companies in our transition to commercialization of our technologies.

Subsequent to September 30, 2023, NuScale and CFPP LLC executed a Settlement and Release Agreement (“Release Agreement”) whereby we have agreed to pay $49.8 million to CFPP LLC. NuScale and CFPP LLC are in the process of completing the wind down work and demobilization pursuant to the Release Agreement that will result in an additional payment being made to CFPP LLC based on the actual DOE eligible costs incurred by CFPP LLC through the award termination date. Once certain conditions have been met, the Release Agreement would terminate the DCRA and LLM Agreement between the two entities. We anticipate additional expense during the fourth quarter associated with the termination estimated between $11.0 million and $16.0 million, inclusive of demobilization and other costs, for which we have a letter of credit in the amount of $5.0 million that is collateralized by $5.1 million of Restricted cash that will be used to pay demobilization costs if they are incurred. NuScale expects that approximately $24.3 million will be released from Restricted cash in the near term with a final accounting for settlement costs once the final settlement payment has been made.

To date, we have not generated material revenue. We do not expect to generate any meaningful revenue unless and until we commercialize our NPM and related services. While we expect R&D expenditures to decrease, we expect our G&A and Other costs to remain relatively flat in connection with the advancement of our products and services toward commercialization with new customers. While we believe we have sufficient funds to reach commercialization of our NPM, certain costs are not reasonably estimable at this time, and we may require additional funding. Our projections anticipate certain customer-sourced income that is not assured and DOE funds that are granted under the cooperative agreement secured by the Company, which are subject to Congressional appropriations and dependent on the President signing it into law.

We believe that based on our current level of operating expenses and currently available cash resources, we will have sufficient funds available to cover required R&D activities and operating cash needs for the next twelve months. However, considering that we have not yet completed the development of a commercial product and have no meaningful revenue to date, we may require additional funds. Our ability to raise funds through equity offerings may be limited by the significant number of shares that may be publicly sold, including the shares registered for resale under a registration statement on Form S-3. Such sales may negatively affect the market price of our shares of Class A common stock. In particular, a large sale by Fluor, our majority shareholder, could significantly affect our stock price. We believe the likelihood that Warrant holders will exercise their Warrants depends on the trading price of our shares of Class A common stock which, from time to time, has exceeded the $11.50 Warrant exercise price. In certain circumstances, the Warrants can be exercised on a cashless basis. Our ability to fund R&D activities and our operating cash needs for the next twelve months does not depend on the proceeds we may receive as the result of exercises of Warrants.

Comparison of Cash Flows for the Nine Months Ended September 30, 2023 and 2022
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(110,042)	$(104,728)
Net cash provided by (used in) investing activities	48,326	(51,744)
Net cash provided by financing activities	14,133	366,886
Net (decrease) increase in cash and cash equivalents (A)	$(47,583)	$210,414

(A) Includes $79,164 in restricted cash
Cash Flows used in Operating Activities

During the nine months ended September 30, 2023, our cash flows used in operating activities were higher due to payments made under our sales and marketing agreements.

Cash Flows provided by (used in) Investing Activities
During the nine months ended September 30, 2023 and 2022, the majority of the change related to the Company’s sale and purchase of a short-term investment in the amount of $50.0 million. Typically, investing activities will consist of capital expenditures.

Cash Flows from Financing Activities
During the nine months ended September 30, 2023, net cash provided by financing activities primarily consisted of proceeds from the exercise of stock options and issuance of Class A common stock, while the nine months ended September 30, 2022 represent proceeds from the exercise of stock options, as well as funds received in association with the Transaction.

Capital Resources
In conjunction with DOE Office of Nuclear Energy Award DE-NE0008935 with UAMPS’ wholly owned subsidiary, CFPP LLC, the Company entered into a DCRA, under which it is developing the NRC license application and performing other site licensing and development activities.
Under the DCRA, the Company was required to have credit support to fund the amount of its potential reimbursement of these net development costs. In order to obtain a letter of credit for net development costs and a separate letter of credit for long-lead materials, the Company must segregate funds from the operating bank accounts as collateral. $79.2 million, identified as restricted cash on the accompanying condensed consolidated balance sheet, acts as collateral for the $77.6 million in letters of credit outstanding at September 30, 2023. These letters of credit are based on forecasted spend for net development costs and long-lead materials through end of the following quarter, when new letters of credit will be issued. We expect, in conjunction with the contract terminations, to obtain release of the letters of credit and restricted cash in exchange for payments of amounts to be agreed to with UAMPS in a settlement agreement (see the Liquidity section above for additional information regarding the Settlement and Release Agreement).

For information regarding risks related to the Release Agreement and winding down work on the Carbon Free Power Project, see the risk factor included in this Form 10-Q.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective as of September 30, 2023. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

On September 19, 2022, thirteen purported members of NuScale LLC filed suit in the U.S. District Court for the District of Oregon against NuScale LLC, Fluor Enterprises, Japan NuScale Innovation, Inc., and Sargent & Lundy Holdings, LLC. The plaintiffs purport to represent a class of individuals who held common units or options to purchase common units in NuScale LLC and seek declaratory relief and damages based on breach of contract and other common law claims. The claims are based on amendments to the operating agreement of NuScale LLC in connection with the Merger between NuScale LLC and Spring Valley Acquisition Corp. Plaintiffs claim, among other things, that such amendments breached NuScale LLC’s 5th Amended and Restated Operating Agreement and required the consent of holders of common units in NuScale LLC voting as a separate class. NuScale LLC filed a motion to dismiss the complaint on November 21, 2022. Plaintiffs filed a response on January 17, 2023, and NuScale LLC filed a reply on February 14, 2023. A hearing on various motions to dismiss took place on May 17, 2023, and on August 3, 2023, the Court issued a report and recommendation that recommended that NuScale LLC’s motion to dismiss be denied. On August 17, 2023, NuScale LLC filed an objection to the report and recommendation. The objection will be heard by the assigned District Court judge.. While no assurance can be given as to the ultimate outcome of this matter, the Company does not believe it is probable that a loss will be incurred and the Company has not recorded any liability as a result of these actions.
Item 1A. Risk Factors

In addition to the risk factors as disclosed in the 2022 Annual Report on Form 10-K, we have added or updated the descriptions of certain risks as follows:

Risks Related to Ownership of Our Shares of Class A Common Stock or Warrants

We are and may continue to be subject to short selling strategies.

Short selling is the practice of selling securities that the seller has borrowed from a third party with the intention of buying identical securities at a later date, at a lower price, to return to the lender and the short seller profits. Because it is in the short seller’s best interests for the price of the stock to decline, a short seller of our Class A Common Stock may publish negative opinions regarding NuScale and our business prospects to cause our stock price to decline and to generate profits for the short seller. On October 19, 2023, Iceberg Research published such a report and disclosed it was short NuScale. After the report was published, our stock price declined from a close of $5.04 on October 18, 2023 to a close of $3.07 on October 30, 2023.

We may be subject to similar short strategies in the future, which could negatively affect our stock price. Our stock price may be particularly susceptible to material fluctuation when short strategies are implemented to the extent that we have limited trading volumes. State and federal regulators have traditionally been unable or unwilling to pursue actions against short sellers. If we disagree with a short seller’s opinions or dispute the underlying facts on which they purport to base their opinion, our recourse against the short seller may be limited.

Sales of a substantial number of shares of our Class A Common Stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of shares of Class A Common Stock. On August 9, 2023, we entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC, B. Riley Securities, Inc. and Canaccord Genuity LLC (collectively, “sales agents”) relating to shares of our Class A Common Stock offered from time to time “at the market.” In accordance with the terms of the Sales Agreement, we may offer and sell shares of our Class A Common Stock having an aggregate offering price of up to $150,000,000 from time to time through or to each selling agent acting as our agent or principal. As of September 30, 2023, we had sold 1,385,623 shares of Class A common stock at a weighted average price of $6.02 per share, for a gross and net price of $8.3 million and $7.9 million, respectively.

Subject to certain limitations in the Sales Agreement and compliance with applicable law, we have the discretion to deliver a placement notice to the sales agents at any time throughout the term of the Sales Agreement. The number of shares that are sold by a sales agent after we deliver a placement notice will fluctuate based on the market price of the Class A Common Stock during the sales period and limits we set. Because the price per share of each share sold will fluctuate based on the market price of our Class A Common Stock during the sales period, it is not possible at this time to predict the number of shares that will be ultimately issued.

As of September 30, 2023, there were (i) 76,416,658 shares of Class A Common Stock outstanding, (ii) 154,556,518 shares of Class A Common Stock issuable upon the exchange of NuScale LLC Class B Units (together with cancellation of an equal number of shares of NuScale Corp Class B Common Stock) pursuant to the procedures set forth in the A&R NuScale LLC Agreement, and (iii) 54,026,598 shares of Class A Common Stock issuable upon the exercise of outstanding stock options and warrants.

Outstanding warrants to purchase an aggregate of 18,458,701 shares of Class A Common Stock are exercisable in accordance with the terms of the warrant agreement governing those securities. The exercise price of these warrants is $11.50 per share. In addition, outstanding options are exercisable in exchange for an aggregate of 9,606,510 shares of Class A Common Stock at a weighted-average exercise price of $4.20. To the extent such warrants or options are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the prevailing market prices of Class A Common Stock.

Risks Related to NuScale’s Business and Industry

Commercialization Risk Factors

Amounts we have agreed to pay to CFPP LLC under the Settlement and Release Agreement are significant, and the loss of CFPP LLC as a customer may negatively affect perceptions of our business or our ability to commercialize our SMRs or our ability to raise capital for operations or development needs.

Under the Settlement and Release Agreement we signed with CFPP LLC, we have agreed to pay $49,769 to CFPP LLC, subject to adjustment once we determine the final Net Development Costs reimbursable to CFPP LLC. The settlement amount is significant and, in addition to potential upward adjustments in the reimbursement amount, we may incur additional expenses relating to winding down work on the Carbon Free Power Project. Although we expect the payments to be less than the amount of restricted cash we held at September 30, 2023 to secure our reimbursement obligations, these payments will materially and adversely affect our financial condition. In addition, the loss of CFPP LLC as a customer may negatively affect our prospects or the perception of our business or our ability to commercialize our SMRs. This could affect our ability to raise additional funds to finance our operations and our research and development activities.

When we reimburse costs and terminate the LLM Agreement, we are entitled to the long-lead materials purchased under the LLM Agreement; however, the value of the long-lead materials may be significantly lower than reimbursement costs related to the LLM Agreement, and we may have to pay costs to DOE (in addition to the refund to CFPP, LLC) to obtain the long-lead materials free of liens from DOE to use the long-lead materials for a project at the CFPP site or for another customer. There is no guarantee we will be able to use such materials in another project.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Rule 10b5-1 Trading Plans

During the three months ended September 30, 2023, two previous officers of the Company, Christopher Colbert and Rudy Murgo, terminated their 10b5-1 plans on September 14, 2023 and July 1, 2023, respectively.

A copy of the Company’s insider trading policies and procedures will be included as an exhibit in the Company’s 2023 Annual Report on Form 10-K.
Item 6. Exhibits and Financial Statements Schedules
(a)Exhibits.

Exhibit Number	Description
1.1
Sales Agreement, dated August 9, 2023, between NuScale Power Corporation, Cowen & Company, LLC, B. Riley Securities, Inc. and Canaccord Genuity LLC (incorporated by reference to Exhibit 1.1 to Form 8-K filed on August 10, 2023)

3.1
Certificate of Incorporation of NuScale Power Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 5, 2022); Certificate of Amendment to Certificate of Incorporation

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(d)/15d-14(d)
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(d)/15d-14(d)

101 .INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL).
__________________________________________

SIGNATURES

NuScale Power Corporation

Date	By:	/s/ John Hopkins
November 9, 2023	Name:	John Hopkins
	Title:	Chief Executive Officer

Date	By:	/s/ Robert Ramsey Hamady
November 9, 2023	Name	Robert Ramsey Hamady
	Title:	Chief Financial Officer