Form 10-K
period 2023-12-31
NUSCALE POWER Corp
filed 2024-03-15
CIK 1822966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $504 million.

APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had 79,810,924 shares of Class A common stock and 154,477,032 shares of Class B common stock outstanding as of March 11, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for its 2024 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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
• “GAAP” United States Generally Accepted Accounting Principles.
• “G&A” expenses refers to general and administrative expenses.
• “IPO” or “Initial Public Offering” refers to the initial public offering of Spring Valley, which closed on
November 27, 2020.
• “Legacy NuScale Equityholders” refers to the holders of NuScale LLC Class B units
• “LLM Agreement” refers to the Long Lead Material Reimbursement Agreement, dated February 28, 2023, entered into between NuScale LLC and CFPP LLC
• “Merger” refers to the merger of Merger Sub with and into NuScale LLC, with NuScale LLC as the surviving entity.
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
• “Release Agreement” refers to the Confidential Settlement and Release Agreement, dated November 7, 2023, entered into between NuScale Power, LLC and CFPP LLC
• “SDA” refers to Standard Design Approval.
• “SMR” refers to small modular reactor.
• “Spring Valley” refers to NuScale Corp prior to the Merger and prior to the change of its name from Spring Valley Acquisition Corp. to NuScale Power Corporation.
• “Tax Receivable Agreement” or “TRA” refers to the tax receivable agreement entered into concurrently with the consummation of the Transaction between NuScale Corp, NuScale LLC and the Legacy NuScale Equityholders.
• “Transaction” refers to the transactions contemplated by the Merger Agreement during the 2022 fiscal year.
• “UAMPS” refers to the Utah Associated Municipal Power Systems.
• “Warrants” refers collectively to the Public Warrants and the Private Placement Warrants.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-K, including, without limitation, statements in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections regarding our financial position and business strategy and the expectations, beliefs, intentions, plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “continue,” “could,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “will,” “would,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this annual report may include, for example, statements about:
•our need for and ability to obtain additional equity or other sources of funding;
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
•litigation contingencies;
•the estimated amounts to be reimbursed to CFPP LLC and costs related to termination of the DCRA and LLM Agreement; and
•the potential for our business development efforts to maximize the potential value of our portfolio.

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

Summary of Risk Factors

Our business involves significant risks, and you should carefully read and consider the factors discussed under “Item 1A. Risk Factors.” The following is a summary of some of these risks. If any of the following events occur, our business, financial condition and operating results, and the value of our Class A common stock and Warrants, may be materially adversely affected.

Risks Related to Our Structure and Governance

•NuScale Corp is a holding company and its only material asset is its interest in NuScale LLC, and it is accordingly dependent upon distributions made by its subsidiaries to pay taxes, make payments under the Tax Receivable Agreement and pay dividends and fees associated with being a public company such as director retainers, New York Stock Exchange (“NYSE”) and other regulatory filings;

•If NuScale LLC were treated as a corporation for United States federal income tax or state tax purposes, then the amount available for distribution by NuScale LLC could be substantially reduced and the value of NuScale Corp shares could be adversely affected;
•Pursuant to the Tax Receivable Agreement, NuScale Corp will be required to pay to certain Legacy NuScale Equityholders 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of any increases in tax basis and related tax benefits resulting from any exchange of NuScale LLC Class B units for shares of Class A common stock or cash in the future, and those payments may be substantial; and
•We are a “controlled company” within the meaning of NYSE rules and, as a result, qualify for exemptions from certain corporate governance requirements, and our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Risks Related to NuScale’s Business and Industry

•We have not yet entered into a binding contract with a customer to deliver NPMs, and there is no guarantee that we will be able to do so;
•Competitors in China and Russia currently operate commercial SMRs and may have advantages in marketing their SMRs to potential customers;
•Amounts we have agreed to pay to CFPP LLC under the Release Agreement are significant, and the loss of CFPP LLC as a customer may negatively affect perceptions of our business or our ability to commercialize our SMRs or our ability to raise capital for operations or development needs;
•Any delays in the development and manufacture of NPMs and related technology may adversely affect our business and financial condition;
•We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to achieve or maintain profitability;
•The cost of electricity generated from nuclear sources or our NPMs may not be cost competitive with other electricity generation sources in some markets, which could materially and adversely affect our business;
•The market for SMRs generating nuclear power is not yet established and may not achieve the growth potential we expect or may grow more slowly than expected;
•Our commercialization strategy relies on our relationship with Fluor and other strategic investors and partners, who may have interests that diverge from ours and who may not be easily replaced if their relationships terminate;
•We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy;
•We expect we will require additional future funding;
•If manufacturing and construction issues are not identified prior to design finalization, long-lead procurement, and/or module fabrication, then those issues will be realized during production, fabrication, or construction and may impact plant deployment cost and schedule;
•We and our customers operate in a politically sensitive environment, and the public perception of nuclear energy can affect our customers and us; and
•We are highly dependent on our senior management team and other highly skilled personnel, and if we are not successful in attracting or retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Regulatory Risk Factors

•Our SDA applications may not be approved, and any rework necessary to address NRC concerns could significantly delay the commercialization of our products;
•Our design is only approved in the United States and we must obtain approvals on a country- by-country basis before we can complete the sale of our products abroad, which approvals may be delayed or denied or which may require modification to our design;
•Our customers must obtain additional regulatory approvals before they construct power plants using our NPMs, and approvals may be denied or delayed;
•Our customers could incur substantial costs as a result of violations of, or liabilities under, environmental laws; and
•Our business is subject to a wide variety of extensive and evolving government laws and regulations. Changes in and/or failure to comply with such laws and regulations could have a material adverse effect on our business.

General Risk Factors

•We are subject to cybersecurity risk; and

•Changes in tax laws or regulations may increase tax uncertainty and adversely affect results of our operations and our effective tax rate.

Risks Related to Ownership of Our Shares of Class A common stock and Warrants

•The price of shares of Class A common stock and Warrants may be volatile;
•The resale of shares we have registered on a registration statement on Form S-3, which represent a majority of the shares that are or will be outstanding, could cause the market price of our stock to drop significantly.
•NuScale Warrants and Options will become exercisable for shares of Class A common stock, which, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders; and
•We have in the past and may in the future be subject to short selling strategies that could result in a reduction in the market price of our Class A common stock.

Part I
Item 1. Business
Unless the context otherwise requires, all references in this section to NuScale, the “Company,” “we,” “us” or “our” refer to the consolidated operations of NuScale Corp and NuScale LLC.
Overview
NuScale is redefining nuclear power through the development of proprietary and innovative SMR technology that will deliver safe, scalable, cost-effective and reliable carbon-free power. Our core technology, the NuScale Power Module™ (“NPM”), can generate 77 MWe and is premised on well-established nuclear technology principles, with a focus on the integration of components, simplification or elimination of systems and use of passive safety features. This results in a safe and highly reliable power plant suitable to be sited close to where electricity or process heat is needed. Our flagship VOYGRTM (“VOYGR”) power plant is a scalable plant design that can accommodate up to 12 NPMs, resulting in a total gross output of 924 MWe.

Since 2007, over $1.8 billion has been invested in the development of our technology and we have been issued 455 patents globally, with an additional 158 patent applications currently pending. In September 2020, our 12-module VOYGR-12 design (currently approved for 160 million watts of thermal power or 50 MWe per NPM) became the first and only SMR to receive an SDA from the NRC. The NRC’s final rulemaking approving NuScale’s design certification became effective in February 2023. The approval was a critical milestone that allows customers to move forward with plans to develop VOYGR power plants, knowing that safety aspects of the NuScale design are NRC-approved.

In January 2023, the Company submitted a second SDA Application and the associated licensing topical reports to the NRC for NuScale’s 6-module, 77 MWe NPM design. On July 31, 2023, the NRC formally announced that it accepted the Company’s SDA Application for formal review. Once approved, customers in the United States will be able to reference the certified design and SDA for expedited construction and operating licensing of NuScale’s SMR pursuant to 10 CFR Part 52. Based on the NRC’s published schedule for SDA Application review, we expect the NRC will complete its review and SDA approval to be received by July 31, 2025.
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
•Scalable. In addition to our flagship 12-module (924 MWe) VOYGR-12TM power plant, we offer smaller power plant solutions including the six-module (462 MWe) VOYGR-6TM and the four-module (308 MWe) VOYGR-4TM. These VOYGR power plants can commence operation with one module and scale to house up to their approved capacity of twelve, six or four modules. This scalability will allow customers to right-size their up-front capital investment and economically increase installed capacity over time through the addition of NPMs.
•Safe. VOYGR power plants have been designed to be the safest nuclear plants in the world and have several industry-first advantages over conventional large-scale nuclear plants, including an unlimited “coping” period during which the NPMs can be shut down and kept in a safe condition without operator intervention, AC or DC power or any additional cooling water. As a result, we have numerous operational and commercial advantages including a safety case that supports a small, site-boundary emergency planning zone (“EPZ”) designation by the NRC, as well as various resiliency and reliability features including the ability to start and operate a plant without AC or DC power to provide first-responder power.
In addition to the sale of NPMs and our VOYGR power plant designs, we will offer a diversified suite of services throughout the development and operating life of the power plant. Our suite of services is planned to include licensing support, testing, training, fuel supply services and program management, among others. We anticipate that our services offerings will have high penetration rates across our customer base and will provide consistent, recurring revenues throughout the life of a VOYGR power plant. We expect service revenue to begin approximately eight years prior to a power plant’s commercial operation date and to extend throughout the life of the power plant.

Our potential customers are a mix of domestic and international governments, utilities, state-owned enterprises and industrial companies in need of carbon-free, reliable energy. In total, our sales pipeline currently includes over 100 active customer opportunities and several signed Memoranda of Understanding (“MOUs”) globally.
To date, the DOE has granted NuScale four separate cost-share awards totaling more than $578.3 million, including most recently, a cost-share award granted in 2020 in which the DOE obligated $262.7 million through the 2023 fiscal year. We also benefit from a global network of strategic investors and supply chain partners that we expect will play an integral role in bringing NuScale’s technology to market around the world. Fluor, a leading global engineering, procurement and construction (“EPC”) firm, is the majority stockholder in NuScale and collaborates with NuScale on plant standard design and the provision of EPC services to NuScale’s customers. Other strategic investors and supply chain partners include Doosan Enerbility Co., Ltd; Sargent & Lundy, LLC; Sarens Nuclear & Industrial Services, LLC; JGC Holdings Corporation; IHI Holdings Corporation; GS Energy Corporation; and Samsung C&T Corporation, among others.

As discussed in the section titled “Customers” below, the Company currently has only one “Class 1” customer: RoPower Nuclear S.A. (“RoPower”), which is a joint venture established by S.N. Nuclearelectrica S.A. (“Nuclearelectrica”) and Nova Power & Gas S.A. As noted below in the section titled, “Risks Related to NuScale’s Business and Industry”, in November 2023, we entered into the Release Agreement with CFPP LLC, the Company’s first customer, pursuant to which the Company agreed to terminate the DCRA, as amended, and our LLM Agreement. CFPP, LLC was receiving funding for about 79% of its qualified project costs, including the long-lead materials, under a cooperative agreement with the DOE. Under the Release Agreement, we agreed to repay CFPP LLC’s Net Development Costs. Once we reimburse these costs and terminate the LLM Agreement, we are entitled to the long-lead materials purchased under the LLM Agreement; however, because the Company is still in discussion with DOE regarding the means and timing for lifting a DOE lien on the long-lead materials (stemming from DOE’s funding under its cost share agreement with CFPP, LLC), the value of the long-lead materials may be significantly lower than reimbursement costs under the LLM Agreement. We may have to pay costs to DOE (in addition to the refund to CFPP LLC) to obtain the long-lead materials free of DOE liens in order to use the long-lead materials for a project at the CFPP site or for another customer. Until the Company formalizes an agreement with DOE and CFPP, LLC regarding disposition of the long-lead materials, there is no guarantee we will be able to use such materials in another project.

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

Industry
According to BloombergNEF’s New Energy Outlook 2021 (“NEO 2021”), which includes SMR capacity as part of the pathway to global net-zero carbon emissions, global power consumption is expected to increase 191% between 2020 and 2040, requiring approximately 22,000 gigawatts (“GW”) of additional generating capacity. Today, the energy and power markets are undergoing dramatic changes as they shift from fossil fuels to carbon-free sources. A series of technological, economic, regulatory, social and investor pressures are leading the drive to decarbonize electricity and other sectors, such as transportation (electric vehicles) and buildings (electric heating). As such, the majority of required global capacity additions, including the replacement of existing carbon-intensive power generation, is expected to come from carbon-free generation.
Technology Improvements. Technology advancements are expected to have a tremendous influence on world energy mix in the future. According to the NEO 2021, solar photovoltaic (“PV”) capacity has grown 37% annually since 2000 and now accounts for approximately 10% of global power generation capacity. We believe that technological improvements in SMRs and other carbon-free generation sources will catalyze similar adoption trends going forward.
Economic and Reliability Requirements. Utilities are looking to deploy carbon-free power generation technologies due to a variety of economic and reliability drivers. Renewables alone are not a practical solution for regional power grids and baseload generation is required to solve for factors such as intermittency, transmission constraints and land use limitations. In these cases, we believe that nuclear, and specifically SMRs, are the most viable carbon-free baseload power solution that can address the global need for carbon-free generation.
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
Internationally, more than 190 countries and the European Union have signed the Paris Agreement, which seeks to keep the rise in mean global temperature to below 2°C above pre-industrial levels. Currently, more than 130 countries, including China and the United States – the countries with the first and second largest CO2 emissions globally – have now set, or are considering setting, a target of reducing net emissions to zero by mid-century. Further, at the 2023 United Nations Climate Change Conference, more than 20 countries from four continents made a declaration to work together to advance a goal of tripling nuclear energy capacity globally by 2050.
Social and Environmental Preferences. The effects of climate change, including extreme weather events and rising temperature, and the resulting health and socio-economic stability of at-risk populations, have led to a societal focus on the environment. As a result, a global shift is occurring in societal preferences for a reduction in greenhouse gases and a move towards carbon-free power.

Investor Pressures. ESG investing has accelerated as institutional investors shift their portfolios away from carbon‐intensive assets. According to a 2023 study by the Global Sustainable Investment Alliance, approximately $30.3 trillion of global assets under management are “sustainable investments” that consider ESG factors. While there has been some retraction in companies trying to satisfy the needs of ESG-focused investing, shareholder advisory services, like Glass Lewis, adopted a policy for the 2023 proxy season to generally recommending voting against the governance committee chairs of Russell 1000 index companies that fail to provide explicit disclosures about the board’s role in overseeing environmental and social issues. This shift in investor sentiment has caused many large integrated energy companies, such as BP plc and Royal Dutch Shell plc, to set decarbonization strategies and to consider diversifying into different forms of carbon-free energy.
Our Market Opportunity
According to the NEO 2021, approximately 16,000 GW of carbon-free generation capacity additions are required globally through 2040 to meet domestic and international climate goals. These additions are a result of the growth in projected power use and the replacement of existing carbon-intensive generation, primarily from coal, oil and natural gas.
Although critical in helping meet climate goals, renewables, such as solar and wind, and hydroelectric are constrained due to intermittency, seasonality and issues associated with land use and grid interconnections. According to the U.S. Energy Information Administration, the average 2022 capacity factor (the ratio of actual power output over generation capacity) for solar, wind and hydro was 24.4%, 35.9%, and 36.3%, respectively, compared to 92.7% for nuclear. In most regions globally, flexible and dispatchable sources, such as long-duration storage, geothermal, gas, coal with carbon capture and nuclear, will be essential. Among these sources, SMRs represent an attractive option based on their near-term viability, competitive costs, carbon-free emissions and reliability.

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
•Enhanced Safety Features. Although our NPM is the only SMR with an NRC-approved safety case, according to the DOE, “small modular reactors have the potential for enhanced safety and security compared to earlier designs.” The smaller reactor core and reduced potential for off-site release from SMRs means SMRs may be located closer to population centers and industrial facilities needing process heat. The robust design, small fuel inventory, and multiple barriers preventing fission product release contribute to a low probability and consequence of radionuclide release, even under extreme upset conditions, thus simplifying the emergency preparedness and response and providing a basis for reducing the EPZ. NuScale is the only company to obtain approval of its EPZ methodology from the NRC (or any other national government nuclear regulatory body) and NuScale is the only SMR developer to have an approved regulatory basis for obtaining a site boundary EPZ. In 2022, the NRC approved a new methodology for SMR emergency planning; however, no other SMR vendor has had its methodology approved following the new criteria.
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
•Smaller Footprint. According to a 2021 report, the Office of Nuclear Energy noted a typical 1,000-megawatt nuclear facility in the United States needs little more than one square mile to operate, while wind farms require 360 times more land area to produce the same amount of electricity and solar photovoltaic plants require 75 times more space. Furthermore, SMRs can be sited closer to the end-user, significantly reducing the need for transmission infrastructure while also providing ancillary benefits such as process heat to end users.
Our Technology
Our NPM is the product of approximately 17 years of research and development by NuScale and key collaborators, including Oregon State University and the Idaho National Laboratory. Over $1.8 billion (including non-dilutive DOE grants) has been invested to date and the technology is protected by 613 issued and pending patents globally.
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
•Multi-Module Control Room. NuScale has designed, and received NRC approval for, an innovative control room that can control up to 12 NPMs with only three licensed operators. This compares with traditional large-scale nuclear plants that require a minimum six licensed operators for three reactors. This innovation is enabled by NuScale’s proprietary platform called the Highly Integrated Protection System (“HIPS”). The HIPS platform provides a robust safety platform to monitor NPMs and help protect VOYGR power plants from potential cybersecurity attacks.
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
Design Validation and Testing
NuScale’s safety design has been validated through rigorous testing of critical components, such as fuel assemblies, control rod and control rod mechanisms and the integral helical coil steam generators. NuScale has constructed an electrically-heated, one-third scale, full-pressurized and temperature integral thermal-hydraulic test facility that demonstrates the operation of the entire nuclear steam supply system and safety systems.
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

NuScale VOYGR Power Plants

NuScale currently offers VOYGR power plant designs for three facility sizes that are scalable in that they are capable of housing from one to four, six or twelve NPMs, and can commence operation with as few as one module. For each of these plant configurations, the total facility gross electric output can be as much as 308 MWe, 462 MWe or 924 MWe, respectively, based on a capacity of each NPM of 77 MWe. This scalability allows customers to right-size their up-front capital investment and economically increase installed capacity over time through the addition of NPMs as needed.

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

Sale of Equipment including NuScale Power Modules. In addition to the customer paid technology license, NuScale also expects to sell to the customer major nuclear engineered equipment. For the VOYGR power plant, this will consist of the NPMs, the reactor building crane, nuclear fuel, module assembly and handling equipment and other equipment associated with the nuclear steam supply system and nuclear fuel handling and storage. NuScale expects to provide the manufacturing and delivery of modules to the customers’ VOYGR power plant site on a contracted basis. NuScale also expects to receive payment related to the fabrication of the NPMs coincident with the order of materials and commencement of manufacturing so that no working capital will be required from NuScale for work-in-progress or finished inventory.
Services

We will also offer customers a diversified suite of services throughout the life of the power plant, beginning approximately eight years prior to a plant’s commercial operation date. Pre- and post-operation date service offerings provide customers with critical services related to the licensing, design, development, construction, operation and maintenance of the VOYGR power plant. As a first mover and developer of the power plant’s nuclear technology, we believe we are well positioned to be a trusted service provider. As such, we anticipate our services will have high penetration rates and will provide consistent, recurring revenues that could become significant once a large number of VOYGR plants are in operation.
Our services include:
•regulatory licensing support, including in the United States preparation and prosecution support for the customer’s desired regulatory approval regimes under either 10 CFR, Part 50 or Part 52 pursuant to NRC regulations;
•start-up testing and commissioning support;
•accredited training programs to support initial and ongoing power plant operations;
•management of all aspects of the NRC required inspections, tests, analysis and acceptance criteria process;
•NPM mechanical handling;
•initial and ongoing fuel bundle loading and movement;
•design engineering management during commercial operation;
•operations and maintenance program management, including regulatory compliance reporting support;
•procurement and spare parts management;
•nuclear fuel management including reload analysis; and
•outage planning and execution support.
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
Innovative Technology Platform and Intellectual Property Portfolio. We have 455 patents issued and an additional 158 patents pending. These 613 patents protect key aspects of our technology, and we continue to grow our intellectual property portfolio. In addition, we have a highly educated workforce of 398 employees, of whom 129 have master’s degrees in engineering and science and 20 have Ph.Ds. We believe our intellectual property rights, as well as our highly skilled personnel are important assets necessary to maintain our competitive advantage in the market and expand on our technology platform.
First to Receive an SDA from the NRC. Although China and Russia have currently operating SMRs, ours is the first and only SMR to receive a SDA from the NRC. This is an important regulatory milestone that provides customers with certainty – knowing that the NRC approves of the plant design – before committing significant capital to develop a nuclear facility. The SDA process took NuScale 41 months to complete – including preparation, application and receipt of approval. This was the fastest any nuclear reactor company has ever received approval from the NRC. To date, no SMR or advanced reactor company other than NuScale has even applied to the NRC for SMR design approval. We believe that this, and the fact that our design approval timeline was based on well-established light water nuclear technology, provides NuScale with a solid competitive advantage over other SMR competitors.
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

Cost-Competitive. NuScale’s technology is cost-competitive both in the United States and globally. Our technology’s reliability, resiliency and flexibility are key attributes customers and regulators value highly. We believe our competitive cost coupled with our differentiated capabilities gives us an advantage over other technologies.
Visionary Management Team. We have an experienced and passionate team of leaders and innovators who have developed the technology over the years and run the operations of the business today. Our management team has an average of over 8 years at NuScale (founded 17 years ago) and 30 years of commercial and energy industry experience. Our executives have extensive prior management experience in nuclear and engineering organizations, such as the NRC, United States Navy, DOE, General Electric Company, Exelon Corporation, Framatome, Babcock & Wilcox Company, LLC and others. Among key members of NuScale’s executive leadership team is Dr. José N. Reyes, Ph.D., co-founder and Chief Technology Officer of the Company. Dr. Reyes is co-designer of the NuScale SMR and is an internationally recognized expert on passive safety system design, testing and operations for nuclear power plants. Dr. Reyes has served as a technical expert at the International Atomic Energy Agency and as an engineer with the Reactor Safety Division of the NRC. He is Professor Emeritus in the School of Nuclear Science and Engineering at Oregon State University, was inducted into the National Academy of Engineering in 2018 and holds over 153 patents granted or pending in 21 countries.
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
Other Advanced Nuclear Reactors. There are several reactor technologies that are in various stages of development, such as high temperature gas-cooled reactors, fast reactors, molten salt reactors, fusion technologies and others, and commercial SMRs are currently operating in China and Russia. These technologies, like ours, are designed to be clean, safe and highly reliable. However, these technologies have not received regulatory approval in the United States, and many of the technologies have not been demonstrated and do not have fuel supply infrastructure in place. Currently, we have the only SMR that has received an SDA from the NRC, and no other SMR company or customer has even applied for approval. Achieving SDA is a regulatory process that took us over $500 million to prepare and 41 months and over $200 million to complete.

Customers
NuScale has a strong pipeline of potential customers consisting of governments, political subdivisions, state-owned enterprises, investor-owned utilities and other technology and industrial companies, both in domestic and international markets, considering the deployment of an SMR power plant utilizing our technology. Our end-markets can be broken down into two general subsets: baseload generation and industrial applications. Baseload generation includes repurposing coal-fired facilities to nuclear or new clean baseload capacity. Many industrial customers require significant energy needs such as chemical plants, direct air capture facilities, hydrogen production facilities, oil refineries, metal smelters and water desalination plants. Our technology can provide the necessary reliable electricity and heat energy to these facilities in an environmentally efficient manner.

We estimate the market size for SMR technology will grow to over $100 billion by 2035. Today we have a pipeline of over 100 customer opportunities globally, which range from customer leads to one contracted customer. We currently have one contract in place with RoPower that has a stated commercial operation date in 2029-2030. We also currently have several MOUs in place with both utility and industrial customers across North America, Europe, the Middle East, Africa and Asia. MOUs are an important step toward advancing to a definitive contracted customer and we believe many of these MOUs will convert into signed contracts over time. In December 2022, we completed our Standard Plant Design (“SPD”), which provides potential customers with a generic VOYGR power plant design that will serve as a starting point for deploying site-specific designs, including supporting client licensing and deployment activities. Prospective customers in the United States are gaining an understanding of the potential benefits from the Inflation Reduction Act of 2022, which provides production tax credits for certain existing nuclear power plants but, more importantly, for certain new nuclear power plants and specifically for advanced reactors and small modular reactors. International customers seeking to decarbonize and meet climate change goals are increasingly looking at NuScale plants as their means to meet energy needs and carbon-reduction goals.

RoPower/SNN. On November 4, 2021, NuScale and Nuclearelectrica, a national energy company in Romania that produces electricity, heat and nuclear fuel, signed a teaming agreement to advance the delivery of NuScale’s SMR technology. NuScale and RoPower, owned in equal shares by Nuclearelectrica and Nova Power & Gas S.A., announced on January 4, 2023, that a contract for Front-End Engineering and Design (FEED) work was signed between parties on December 28, 2022, marking a significant step toward the near-term deployment of a NuScale VOYGR SMR power plant in Romania expected to occur by 2029-2030. FEED Phase 1 work has completed and RoPower is in negotiations with a Fluor subsidiary to perform FEED Phase 2 work. NuScale would work as a subcontractor to Fluor during RoPower FEED Phase 2. RoPower is in negotiation with NuScale for a technology license agreement in support of FEED Phase 2.

Other Potential Customers. We have signed non-binding MOUs with several potential customers around the world, including in North America, Europe, the Middle East, Africa and Asia. Potential customers with which we have publicly announced MOUs include CEZ Group, Prodigy Clean Energy Ltd., Energoatom, Kazakhstan Nuclear Power Plant and Kozloduy NPP – New Build Plc. In October 2023, Standard Power announced that it had selected NuScale technology to deploy at two sites. Standard Power has expressed an interest in deploying 12 NuScale units at each of these sites to power Standard Power’s data center operations.

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

Technology Advancements. Using our innovative technology platform and robust intellectual property portfolio, NuScale is well-positioned to continue making technology advancements over time. These improvements include increasing power output, simplifying operations, reducing construction time and reducing production cost. Just as we increased power to 77 MWe per module without increasing module size or construction costs, our R&D team is continuously researching and developing ways to improve our technology and meet our customers’ energy needs – creating top line growth opportunities and potential for increasing margins over time.
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
Supply Chain

We have commenced NPM long lead material procurement, including forging manufacturing, for the first plant, enabling us to begin utilizing our extensive global supply chain ecosystem for all NPM components and for the construction of VOYGR power plants. We also have strategic and commercial partnerships in place globally that allow us to contract for the manufacturing of key NPM components.
We are working with suppliers, such as Doosan Enerbility Co., Ltd.; Precision Custom Components LLC; Sarens Nuclear & Industrial Services, LLC; Curtiss-Wright Corporation; and IHI Corporation, among others, who we expect to build components of NPMs to our specifications. Other key suppliers include Framatome, SA (fuel assemblies), Honeywell International Inc. (control systems), Paragon Energy Solutions (protection systems), Sensia LLC (sensors and instrumentation) and PaR Systems, Inc. (reactor building crane).
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

DOE. The U.S. Department of Energy has granted NuScale four separate cost-share awards totaling more than $0.6 billion to develop, certify and commercialize our SMR technology. DOE-funded research in 2003 helped accelerate the development of NuScale’s SMR prior to forming NuScale in 2007. In addition, NuScale has ongoing collaborations with DOE labs, including the Idaho National Lab, Argonne National Lab, Oak Ridge National Lab and Pacific Northwest National Lab.

ENTRA1 Energy. NuScale has a strategic global commercialization partnership with ENTRA1 Energy focused on financing, distributing and deploying each NuScale NPM and power plant. ENTRA1 Energy leverages NuScale's certified SMR technology to energize a diverse portfolio of energy production plants, supporting energy consumers’ distinct needs through bespoke structuring, development and deployment. An independent energy development and production company, ENTRA1 Energy is focused on navigating the energy transition spectrum to help deliver reliable, carbon-free energy. Through ENTRA1 Energy, we expect to be able to provide customized plant development, financing, ownership and operating structures that promote de-risking of an energy project and support each energy consumer’s unique needs.

ENTRA1 Energy power plants with NuScale SMR-inside is a unique and exclusive model that allows us to provide a one-stop-shop energy solution to customers globally.

Strategic Investors. NuScale has a global network of strategic investors and supply chain partners that we expect to play an integral role in bringing our technology to market around the world. In addition to Fluor, existing strategic investors and supply chain partners include Doosan Enerbility Co., Ltd., Sargent & Lundy, LLC, Sarens Nuclear & Industrial Services, LLC, JGC Holdings Corporation, IHI Corporation, GS Energy Corporation and Samsung C&T Corporation.

Collaboration with Academic Institutions. NuScale has benefited from independent research, peer-reviewed studies and testing conducted by and with academic institutions, including Oregon State University, Boise State University, Colorado School of Mines, University of Houston, University of Idaho, University of Illinois Urbana-Champaign, Kansas State University, University of Maryland, College Park, Massachusetts Institute of Technology, University of Michigan, Missouri University of Science and Technology, Morgan State University, University of Nevada Las Vegas, North

Carolina State University , POLIMI (Italy), University of Sheffield (U.K.), University of Tennessee, Texas A&M, Utah State University, University of Utah, University of Wisconsin and University of Wyoming.
Other Collaboration. NuScale has been working with the International Atomic Energy Agency and regulators in Canada, Japan, Poland, Romania, the U.K. and Ukraine, and will be or are supporting our customers’ engagement with regulators in other international jurisdictions. We expect that our strategic relationships with governmental agencies will help facilitate the licensing our SMR in the United States and abroad, and that our relationships with experienced private companies, which have offices and projects in countries with potential NuScale customers, will allow us to reach customers globally.
Intellectual Property
As of December 31, 2023, NuScale had been issued 455 patents globally, and had 158 pending patents. These 613 issued or pending patents, filed across 21 jurisdictions including in the U.S., protect key aspects of our technology and demonstrate the continued growth of our intellectual property portfolio. We believe our intellectual property rights are important assets for our success and we aggressively protect these rights to maintain our competitive advantage in the market.

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
Research & Development
The NuScale team has spent 17 years on R&D and testing and invested over $1.8 billion (including non-dilutive DOE grants) to date to develop its technology. Prior to forming our company in 2007, the DOE funded research from 2000 to 2003 to develop the fundamental concept for our SMR. Our current R&D efforts are centered on innovative plant operations and services, introducing new product innovations, improving plant quality and lowering the lifecycle cost of our NPMs and VOYGR plants. The R&D team is also involved in developing new innovative technologies that will represent future product offerings of NuScale, including steam compression and heating systems for industrial process heat, hydrogen production, storage and transport systems and advanced micro-reactor technologies.
Human Capital
As of December 31, 2023, approximately 27% of our full-time employees are women and 14% belong to historically underrepresented groups. We have one female executive and one executive belongs to a historically underrepresented group in the science and technology sectors. NuScale is a signatory to the International Energy Agency Clean Energy Ministerial’s “Equal by 30 Campaign”, a public commitment to increase the number of women in the clean energy sector by 2030.

On January 8, 2024, NuScale announced a plan (the “Plan”) to reduce the Company’s workforce by 154 full time employees, or 28%. These strategic actions aligned resources with core priorities, which include advancing revenue-generating projects, securing new orders and positioning NuScale towards technology commercialization and long-term success.

After the Plan was initiated, we had 398 full-time employees with an aggregate of 156 advanced degrees, including 129 master’s degrees in engineering and science and 20 Ph.Ds. Twelve percent of our engineers are veterans. Our workforce is concentrated in the Portland and Corvallis, Oregon areas, but we have employees working in 39 states and the District of Columbia. We have a seasoned leadership team with over 250 years of cumulative experience in the nuclear industry. Our management team places significant focus and attention on matters concerning our human capital assets, particularly our diversity, capability development and succession planning. Accordingly, we regularly review employee development and succession plans for each of our functions to identify and develop our pipeline of talent.

Information about our current Executive Officers and other Significant Employees

Name	Age	Position
John L. Hopkins	70	Chief Executive Officer, Director
José N. Reyes	68	Chief Technical Officer
Robert Ramsey Hamady	49	Chief Financial Officer
Carl Fisher	62	Chief Operating Officer
Clayton Scott	62	Chief Commercial Officer
Robert Temple	67	General Counsel and Corporate Secretary
Scott Bailey	62	Vice President, Supply Chain
Carl Britsch	60	Vice President, Human Resources
Robert Gamble	61	Vice President, Engineering
Karin Feldman	46	Vice President, Program Management
Carrie Fosaaen	38	Vice President, Regulatory Affairs

John L. Hopkins has served as NuScale’s chief executive officer and on its board of directors since December 2012, and he served as its executive chairman from December 2012 to December 2021. Before that, Mr. Hopkins was with Fluor Corporation, one of the world’s largest publicly traded engineering, procurement, fabrication, construction and maintenance companies. Mr. Hopkins started his career at Fluor Corporation in 1989, held numerous leadership positions in both global operations and business development, and served as a corporate officer from 1999 until 2012. Mr. Hopkins is active in a variety of professional and business organizations, and currently serves on the Executive Committee, Audit Committee and Compensation Committee of the United States Chamber of Commerce, Washington, D.C.; he was formerly the Chairman of the Board and Chairman of the Executive Committee. Mr. Hopkins served with the DOE’s Nuclear Energy Advisory Committee from 2019 to 2020, and is currently a member of the Nuclear Energy Institute Executive Committee and Energy Task Force Member, Atlantic Council and the Group of Vienna. He was a senior energy policy advisor of I Squared Capital, New York. He has also served as the senior executive member of both the Fluor Netherlands and Fluor United Kingdom board of directors; chairman of the board for Savannah River Nuclear Solutions, LLC; and as a director of the Business Council for International Understanding. Mr. Hopkins is qualified to serve as a director based on his knowledge of NuScale and its operations, his strategic relationships with NuScale partners, and his extensive experience in management and with the nuclear industry and with engineering and construction. Mr. Hopkins graduated with a B.B.A. from the University of Texas, Austin, and has completed several advanced management programs.

José N. Reyes, Ph.D., co-founded NuScale LLC and co-designed the NuScale passively-cooled small nuclear reactor. Dr. Reyes has served as our chief technology officer since 2007. Dr. Reyes is an internationally recognized expert on passive safety system design, testing and operations for nuclear power plants. He has served as a United Nations International Atomic Energy Agency technical expert on passive safety systems. He is a co-inventor on over 110 patents granted or pending in 20 countries. He has received several national awards including the 2013 Nuclear Energy Advocate Award, the 2014 American Nuclear Society Thermal Hydraulic Division Technical Achievement Award, the 2017 Nuclear Infrastructure Council Trailblazer Award, and the 2021 American Nuclear Society Walter H. Zinn Medal. He is a fellow of the American Nuclear Society and a member of the National Academy of Engineering. Dr. Reyes served as head of the Oregon State University (“OSU”) Department of Nuclear Engineering and Radiation Health Physics from 2006-2009. He directed the Advanced Thermal Hydraulic Research Laboratory and was the co-director of the Battelle Energy Alliance Academic Center of Excellence for Thermal Fluids and Reactor Safety in support of the Idaho National Laboratory mission from 1994-2009. Additionally, Dr. Reyes was the OSU principal investigator for the AP600 and AP1000 design certification test programs sponsored by the NRC, the DOE and Westinghouse from 1990-2005. He currently serves as a Professor Emeritus in the School of Nuclear Science and Engineering at OSU. He holds Ph.D. and Master of Science degrees in nuclear engineering from the University of Maryland, and a Bachelor of Science degree in nuclear engineering from the University of Florida. He is the author of numerous journal articles and technical reports, including a book chapter on SMRs for an American Society of Mechanical Engineering Boiler and Pressure Vessel Codes and Standards handbook. He has given lectures and keynote addresses to professional nuclear organizations in the United States, Europe and Asia.

Robert Ramsey Hamady has served as our chief financial officer since August 2023. Prior to coming to NuScale he served as chief financial officer at a U.S.-based finance firm, Equify Financial for July and August 2023, after spending time as chief financial officer at Western Magnesium Corporation from March 2022 to September 2022. Prior to this, Mr.

Hamady served from May 2016 to March 2022 as director of finance and investments at HG Global, a private asset management firm focused on investments in the energy, infrastructure and financial sectors. Mr. Hamady also founded an investment fund called Gulf Capital Credit Opportunities. Mr. Hamady began his career at Lehman Brothers before transitioning to J.P. Morgan. Mr. Hamady received his Bachelor of Science degree in Industrial Management from Carnegie Mellon University.

Carl Fisher joined NuScale in July 2023 as Chief Operating Officer. Mr. Fisher leads the operations, engineering, project management, quality assurance, information technology, and regulatory affairs functions. Mr. Fisher began his career in the nuclear field in the United States Naval Nuclear Propulsion Program, where he was involved in naval nuclear reactor operations and managed instrumentation and control startup, operations, maintenance, and commissioning activities. He continued his nuclear industry career with Framatome from April 2003 to June 2023 in various management roles in Instrumentation & Control (I&C), Electrical Systems, Hardware and Product Modernizations, Engineering, and Customer Accounts & Government Affairs over a 20-year period. Most recently, Mr. Fisher was Vice President of Instrumentation & Control in North America, where he was responsible for the execution and delivery of I&C products and services to North American nuclear customers. During this time, the I&C Business Unit experienced tremendous growth as a Tier 1 supplier of both Safety and Operational Instrumentation and Controls equipment and services to nuclear facilities in the United States, Canada, and Mexico. Prior to that, Fisher led various Framatome business lines, which included Plant Engineering, NSSS Engineering, Electrical Products, Mechanical Products, Commercial Grade Dedication, Qualification & Testing, Inventory Management, the Nuclear Parts Center, Strategic Alliance for FLEX Emergency Response (SAFER), and Cyber Security. Prior to joining Framatome, Mr. Fisher’s global experience began in January 1990 to December 2022 with Duke Energy International in Hong Kong, where he managed energy commercial development efforts in Australia, China, Indonesia, Malaysia, New Zealand, Thailand, and the Philippines. Mr. Fisher holds a Bachelor of Science degree in mechanical engineering from North Carolina State University and a master’s degree in business administration from Queens University. He is actively engaged at the industry level and currently a member of the Institute of Nuclear Power Operation’s Supplier Participant Advisory Committee, as well as a member of the Nuclear Energy Institute Digital I&C Working Group. Fisher is also a certified Project Management Professional and a licensed Professional Engineer in North Carolina and South Carolina.

Clayton Scott joined NuScale on January 10, 2022 as Executive Vice President, Business Development before being promoted to Chief Commercial Officer in August 2023. He is responsible for the global sales, marketing and communications for NuScale. Mr. Scott brings more than 40 years of diverse global experiences allowing him the ability to open markets and raise brand awareness, in addition to having closed over $2.5 billion in sales globally. Prior to NuScale, from February 2018 to December 2021, Mr. Scott was a Senior Vice President — Global Sales, Deputy Director Instrument & Control (“I&C”) Business Unit for Framatome, responsible for the global I&C sales and P&L within the group. He led a global staff of more than 2,000 and drove new business at the ministry levels in Russia, China, Uzbekistan, Egypt, Saudi Arabia, and others. Prior to Framatome, from January 2014 to February 2018 Mr. Scott served as the Chief Nuclear Officer for Schneider Electric, responsible for the company’s global nuclear organization, with offices and facilities in North America, Europe the Middle East and North Africa, and Asia. Before accepting this position with Schneider Electric, Mr. Scott served as the Chief Nuclear Officer of Invensys’s global nuclear business. He was appointed by the International Atomic Energy Agency (“IAEA”) to chair a taskforce on harmonizing digital licensing issues globally. He is a frequent lecturer on various topics within the energy sector. He is a member of the University of Tennessee Advisory Board. Mr. Scott was Chairman of Board for a newly created Framatome Company in South Korea. Mr. Scott carries dual citizenship in the United States and Canada. He has a Bachelor of Science degree in electrical engineering from the University of California, Irvine, Leading with Finance from the Harvard Business School online, and began his career as an instrumentation technologist for Ontario Hydro, where he was involved in commissioning and startup of four CANDU units at the Pickering Nuclear Power Station in Ontario, Canada.

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

Carl Britsch has served as NuScale’s vice president of Human Resources since 2015. Before NuScale, Mr. Britsch worked in human resources for a wide variety of industries including automotive, logistics, oilfield services and energy. Early in his career, Mr. Britsch spent nearly 10 years with Ford Motor Company including roles in two Ford Assembly plants and a role in the United Kingdom. Mr. Britsch has led the human resources functions for Loomis Armored, a global cash logistics company and two Houston-based oilfield services companies. Mr. Britsch has a master’s degree in government administration from the University of Pennsylvania and a J.D. and undergraduate degree from Brigham Young University.

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

Karin Feldman was recently named senior vice president, Program Management Office after serving as vice president, Program Management Office since January 2019. She is responsible for leading NuScale’s project and program management and establishing and maintaining project management, project controls, cost estimating, and risk management standards. Before assuming this role, Ms. Feldman served as NuScale’s director of planning and integration (2016-2018) and the program management office risk manager (2012-2016). Before joining NuScale, from 2008 to 2012 Ms. Feldman was the chief executive officer of Zero Point Frontiers Corp. a small business start-up that provided technical and programmatic support to United States government and commercial space programs. Ms. Feldman started her career at The Aerospace Corporation (2000-2008), a federally-funded research and development center, where provided risk planning and assessment support for United States Air Force and NASA programs. Ms. Feldman holds a B.S. in nuclear engineering and radiological sciences from the University of Michigan and a master’s degree in nuclear engineering from the Massachusetts Institute of Technology.

Carrie Fosaaen serves as our vice president of Regulatory Affairs, having assumed that role in June 2023, and is responsible for all licenses, certifications, relationships, and activities related to regulation of nuclear safety and security, environmental protection, and emergency management, both domestically and internationally. This includes domestic and international client licensing support and other industry activities that involve nuclear and other regulatory topics. Ms. Fosaaen joined NuScale as a Licensing Engineer. Ms. Fosaaen has more than 14 years of experience in the nuclear industry and is an expert in advanced reactor licensing and has led NuScale’s development of several major licensing applications. Prior to joining NuScale in 2015, Ms. Fosaaen worked in regulatory affairs for Xcel Energy, where she supported the organization through regulatory recovery, including successful resolution of 95001 and 95002 inspections. She also obtained her senior reactor operator certification at the Monticello Nuclear Generating Plant. Ms. Fosaaen is a 2023

graduate of the Harvard Business School General Management Program, holds a Bachelor of Science in Nuclear Engineering, and a Master’s in Health Physics both from Purdue University.

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
Our licensing strategy has two goals: (1) obtain approval in the shortest possible time by engaging the regulator early and developing high quality applications; and (2) maintain a common design of the NPM in as many markets as possible by leveraging the highly regarded NRC SDA during each regulatory approval process.
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

We expect to obtain additional NRC approval of plant configurations desired by customers. For example, we have seen strong customer interest in the VOYGR-6. We completed an SDA application for this configuration at the end of 2022. The SDA application was accepted for review by NRC in July of 2023 and committed to a 24-month review schedule.

Customers that use our design will be able to incorporate an SDA into their license applications. The license application review can begin before the SDA application is approved. The NRC does not re-review the design in the SDA during the license application review; the review is limited to site specific design features (e.g., physical security systems, water intake structures), operational programs (e.g., maintenance, emergency preparedness) and environmental impacts. The ability to incorporate an SDA and provide only site-specific information to file a license application is an improved licensing process developed by the NRC and industry, and has been used by all new reactor designs and license applications since the early 1990s. This process, known as Part 52, substantially reduced regulatory and financial risk for license applicants compared to the older process, known as Part 50. As the only SMR vendor using Part 52 to date, NuScale has a competitive advantage and that makes our SMR attractive to potential customers.
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
NuScale is also engaging directly with the IAEA to facilitate regulatory approval abroad. The IAEA, while not a regulator, is important because many countries’ regulatory frameworks were developed from IAEA standards, which are somewhat different from the NRC framework. We plan to initiate a Technical Safety Review of Design Safety (TSR-D5) with the IAEA in 2024. The purpose of a TSR-DS is to review the design safety of a nuclear power plant against the IAEA safety standards. The TSR-DS will evaluate the NuScale VOYGR-6 design information along with three supplemental reports against the IAEA safety requirements. The purpose of the review is to identify strengths and potential weaknesses of the safety case to expedite licensing in countries that employ IAEA safety guidelines.
In addition, we have had significant interaction with safety regulators and energy ministries in many of the countries where there is significant customer interest. For example: we have worked through material parts of the Vendor Design Review process with the Canadian Nuclear Safety Commission; we have completed a technology assessment conducted by the Office of Nuclear Regulation in the U.K.; we completed a licensing gap analysis (comparing select local, IAEA and Western European Nuclear Regulators’ Association requirements against the NuScale design) with the State Nuclear Regulatory Inspectorate in Ukraine; and we have performed analysis of NuScale plant safety, economy and maneuverability under a study funded by Japan’s Ministry of Economy, Trade and Industry.
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
Customers purchasing NuScale plants also must obtain required permits, licenses and insurance for the jurisdiction where the facility will be located. In the United States, a NuScale plant developer must obtain an NRC construction permit and an NRC operating license issued pursuant to 10 CFR Part 50 or a combined license issued pursuant to 10 CFR Part 52. Other U.S. federal permits or licenses for a NuScale plant may include a Section 404 Dredge & Fill Permit issued by the Army Corp. of Engineers; a Federal Aviation Administration § 77.15 Permit; a Certificate of Registration issued by the U.S. Department of Transportation; and a Spills Prevention Control and Countermeasure Plan mandated by the U.S. Environmental Protection Agency. State or local regulators may also require permits or licenses for a NuScale plant, including a National Pollutant Discharge Elimination System (NPDES) Permit for Storm Water Discharges from Construction Activities and to Construct a Sanitary Wastewater, Wastewater Treatment facility; Section 401 Water Quality Certification; Well Permits; Solid Waste Handling Permit; and appropriate building permits.
Export Controls
NuScale’s business is subject to, and complies with, stringent U.S. import and export control laws, including the Export Administration Regulations (“EAR”) from the Bureau of Industry and Security which is part of the U.S. Department of Commerce, and regulations issued by the DOE. The regulations exist to advance the national security and foreign policy interests of the United States and to further its nonproliferation policies. Nuclear technology, also known as technical data, is controlled by 10 CFR Part 810, under the regulations of the DOE. Nuclear hardware and codes specifically designed or modified for use in a nuclear reactor are controlled by the NRC under 10 CFR Part 110.
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
Many different types of internal controls and measures are required to ensure compliance with such export control regulations. For example, 10 CFR Part 810, Appendix A provides a list of countries that are considered Generally Authorized, meaning they are considered to be non-sensitive. Countries not on this list are required to be specifically authorized prior to sharing any nuclear technology. Under Part 110, the NRC regulates the export or import of nuclear hardware, material and code, following similar protocols with respect to the same sensitive countries vs. non sensitive countries regulatory structure embedded in 10 CFR Part 810.

Available Information

Our website address is www.nuscalepower.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the “Investor” portion of our website, under the heading “SEC Filings” filed under “Financials.” These reports are available on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. These reports, and any amendments to them, are also available at the Internet website of the SEC, http://www.sec.gov. We also maintain various documents related to our corporate governance including our Corporate Governance Guidelines, our Board Committee Charters and our Code of Business Ethics Program filed under “Governance.” The information found on the website is not part of, or incorporated by reference into, this or any other report we file with, or furnish to, the SEC.

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

An entity that would otherwise be classified as a partnership for United States federal income tax purposes (such as NuScale LLC) may nonetheless be treated as, and taxable as, a corporation if it is a “publicly traded partnership” unless an exception to such treatment applies. An entity that would otherwise be classified as a partnership for United States federal income tax purposes will be treated as a “publicly traded partnership” if interests in such entity are traded on an established securities market or interests in such entity are readily tradable on a secondary market or the substantial equivalent thereof. If NuScale LLC were determined to be treated as a “publicly traded partnership” (and taxable as a corporation) for United States federal income tax purposes, it would be taxable on its income at the United States federal income tax rates applicable to corporations and distributions by NuScale LLC to its partners (including NuScale Corp) could be taxable as dividends to such partners to the extent of the earnings and profits of NuScale LLC. In addition, NuScale Corp would no longer have the benefit of increases in the tax basis of NuScale LLC’s assets as a result of exchanges of NuScale LLC Class B units. Pursuant to the A&R NuScale LLC Agreement, certain Legacy NuScale Equityholders may, from time to time, subject to the terms of the A&R NuScale LLC Agreement, exchange their interests in NuScale LLC and have such interests redeemed by NuScale LLC for cash or shares of Class A common stock. While such exchanges could be treated as trading in the interests of NuScale LLC for purposes of testing “publicly traded partnership” status, the A&R NuScale LLC Agreement contains restrictions on redemptions and exchanges of interests in NuScale LLC that are intended to prevent NuScale LLC entities from being treated as a “publicly traded partnership” for United States federal income tax purposes. Such restrictions are designed to comply with certain safe harbors provided for under applicable United States federal income tax law. NuScale Corp may also impose additional restrictions on exchanges that it determines to be necessary or advisable so that NuScale LLC is not treated as a “publicly traded partnership” for United States federal income tax purposes. Accordingly, while such position is not free from doubt, NuScale LLC is expected to be operated such that it is not treated as a “publicly traded partnership” taxable as a corporation for United States federal income tax purposes and we intend to take the position that NuScale LLC is so treated as a result of exchanges of its interests (i.e., LLC Class B common units exchanged for Class A common shares) pursuant to the A&R NuScale LLC Agreement. If NuScale LLC were treated as a “publicly traded partnership” taxable as a corporation for United States federal income tax purposes, it could have a material adverse impact on NuScale Corp’s liquidity and financial condition as a result of the additional corporate tax payable at the NuScale LLC level.

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

The Legacy NuScale Equityholders may in the future exchange their NuScale LLC Class B units for shares of Class A common stock (or, upon the election of NuScale Corp, cash in an amount equal to the net proceeds raised by selling such shares of Class A common stock in a contemporaneous underwritten offering), subject to certain restrictions. Such transactions are expected to result in increases in NuScale Corp’s share of the tax basis of the tangible and intangible assets of NuScale LLC. These increases in tax basis may result in increased tax depreciation and amortization deductions and therefore reduce the amount of income tax that NuScale Corp would otherwise be required to pay in the future had such sales and exchanges never occurred.

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

The planned initial deployment of our NPM is subject to NuScale reaching a binding agreement for its scope of supply with RoPower Nuclear S.A. (“RoPower”) and NuScale reaching a binding engineering, procurement, and construction (“EPC”) contract with Fluor. If NuScale does not enter into binding agreements with RoPower or Fluor, initial deployment of our NPM, power plants, and ongoing services could be significantly delayed, which could have a material adverse effect on our business and financial condition. Memoranda of understanding we have entered into with other potential customers are contingent and may not result in binding agreements for the purchase of our products or services. Discussions are under way with other potential NuScale customers, but NuScale has yet to secure an NPM order from them.

Competitors in China and Russia currently operate commercial SMRs and may have advantages in marketing their SMRs to potential customers.

Competitors in Russia and China, such as Rosatom and China National Nuclear Corporation, currently operate commercial SMRs in those countries. Although their SMR designs have not been approved by the NRC or in any jurisdiction outside of their native countries, those competitors may have a competitive advantage if they are able to obtain approval comparable to the NRC’s SDA, or if they can otherwise demonstrate to potential customers the value and benefits of their SMRs, particularly in jurisdictions that have less stringent regulatory requirements. In addition, these competitors may have access to greater government or other funding to develop and commercialize their SMRs than we do.

Amounts we have agreed to pay to CFPP LLC under the Release Agreement are significant, and the loss of CFPP LLC as a customer may negatively affect perceptions of our business or our ability to commercialize our SMRs or our ability to raise capital for operations or development needs.

In November 2023, we entered into the Release Agreement with CFPP LLC pursuant to which we agreed to terminate our DCRA, as amended, and our LLM Agreement. Under the Release Agreement, we have agreed to pay $49.8 million to CFPP LLC, subject to adjustment once we determine the final Net Development Costs reimbursable to CFPP LLC. The settlement amount is significant and, in addition to potential upward adjustments in the reimbursement amount, we may incur additional expenses relating to winding down work on the Carbon Free Power Project. These payments have materially and adversely affected our financial condition. In addition, the loss of CFPP LLC as a customer may have negatively affected, and may continue to negatively affect our prospects or the perception of our business or our ability to commercialize our SMRs. This could affect our ability to raise additional funds to finance our operations and our research and development activities.

When we reimbursed these costs and terminated the LLM Agreement, we were entitled to the long-lead materials purchased under the LLM Agreement; however, because the Company is still in discussion with DOE regarding the means and timing for lifting a DOE lien on the long-lead materials (stemming from DOE’s funding under its cost share agreement with CFPP LLC), the value of the long-lead materials may be significantly lower than reimbursement costs under the LLM Agreement. We may have to pay costs to DOE (in addition to the refund to CFPP LLC) to obtain the long-lead materials free of DOE liens in order to use the long-lead materials for a project at the CFPP site or for another customer. Until the Company formalizes an agreement with DOE and CFPP LLC regarding disposition of the long-lead materials, there is no guarantee we will be able to use such materials in another project.

Any delays in the development and manufacture of NPMs and related technology may adversely impact our business and financial condition.

We have previously experienced, and may experience in the future, delays or other complications in the design, manufacture, production and delivery of NPMs and related technology that could prevent us from delivering NPMs in 2028 or beyond. If delays like this recur, if our remediation measures and process changes are not successful, if we fail to find a satisfactory manufacturer or if we experience issues with planned manufacturing activities or design and safety, we could experience issues or delays in sustaining or further increasing production and sales of NPMs.

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

The success of our business will depend on our ability to successfully deliver NPMs to customers on-time and on-budget at guaranteed performance levels, which would tend to establish greater confidence in our subsequent customers. This means manufacturing all components to specification (satisfying quality inspection criteria) and delivering those components to the RoPower site on schedule and without delay or incident. There is no guarantee that our planned NPM deployments will be successful. There can be no assurance that we will not experience operational or process failures and other problems during our first commercial deployment or any planned deployment thereafter. Any failures or setbacks, particularly on our first commercial deployments, could harm our reputation and have a material adverse effect on our business and financial condition.

Any actual or perceived safety or reliability issues may result in significant reputational harm to our businesses, in addition to legal liability and other costs that may arise. Such issues could result in delaying or cancelling planned deployments of NPMs, increased regulation, or other adverse systemic consequences. Our inability to meet our safety standards or adverse publicity affecting our reputation as a result of accidents or mechanical failures could have a material adverse effect on our business and financial condition.

We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to achieve or maintain profitability.

We have incurred significant losses since our inception well beyond the support we have received through cost-sharing awards from the DOE. We have not yet delivered NPMs to customers and none of our flagship plants, named VOYGR, have been permitted or are under construction, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected or at all; even if we do, we may not be able to maintain or increase profitability.

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

We rely heavily upon our relationship with Fluor, our majority owner, and our relationships with other of our investors and strategic partners to commercialize our NPM and our other products and services. We granted Fluor certain rights to provide engineering, procurement and construction services in connection with NuScale’s general plant design, project-specific designs and services typically performed by Fluor or its direct competitors. Similarly, we have entered into certain agreements with Doosan Heavy Industries and Construction Company, Ltd., IHI Corporation, and Sarens Nuclear & Industrial Services, LLC for certain planning, engineering, manufacturing and support activities, and JGC Holdings Corporation, an affiliate of Japan NuScale Innovation, LLC, related to the EPC and commissioning of the first NuScale plant, with Samsung C&T Corporation related to certain EPC activities; and with GS Energy with respect to project development in certain markets.

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

The risks associated with radioactive materials and the public perception of those risks can affect our business. Opposition by third parties can delay or prevent the construction of new nuclear power plants and can limit the operation of nuclear reactors. Adverse public reaction to developments in the use of nuclear power could directly affect our customers and indirectly affect our business. In the past, adverse public reaction, increased regulatory scrutiny and litigation have contributed to extended construction periods for new nuclear reactors, sometimes delaying construction schedules by decades or more or even shutting down operations. In addition, anti-nuclear groups in Germany successfully lobbied for the adoption of the Nuclear Exit Law in 2002, under which all remaining nuclear power plants in Germany were shut down in April 2023. Adverse public reaction could also lead to increased regulation or limitations on the activities of our customers, more onerous operating requirements or other conditions that could have a material adverse impact on our customers and our business.

Accidents involving nuclear power facilities, including but not limited to events similar to the Three Mile Island, Chernobyl and Fukushima Daiichi nuclear accidents, or terrorist acts or other high-profile events involving radioactive materials, could materially and adversely affect our customers and the markets in which we operate and increase regulatory requirements and costs that could materially and adversely affect our business.

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

Recent global supply chain disruptions have negatively affected both the availability and cost of raw materials, component manufacturing and deliveries. Such disruptions may result in delays in equipment deliveries and cost escalations that could adversely affect our business.

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

We expect we will require additional future funding.

To date, we have not generated any material revenue, while we have substantial overhead expenses. We do not expect to generate meaningful revenue unless and until we are able to finalize development of and commercialize our SMR technology and related services, and we may not be able to do so on our anticipated timetable, if at all. Under the Release Agreement, we have paid $49.8 million to CFPP LLC, subject to adjustment, and we may incur additional expenses relating to winding down work on the Carbon Free Power Project. These payments have materially and adversely affected our financial condition. Although we instituted the Plan in January 2024 to reduce our cost base and focus resources on key strategic areas, in the long term we expect our expenses and capital expenditures to increase in connection with our ongoing activities, including developing and advancing our SMR and other products and services, obtaining further NRC design certifications of and SDAs for our SMR and completing our manufacturing preparation and trials. We also incur additional costs associated with operating as a public company. Certain costs are not reasonably estimable at this time, and our projections anticipate certain customer-sourced income that is not guaranteed. This is particularly true in light of the termination of our agreements with CFPP LLC. Consequently, we expect we will require additional future funding.

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

Our funding plan relies on cost-shared funding provided through a cooperative agreement with the DOE. Significant funding has been received from the DOE under four separate cost-share awards granted since 2013. As of December 31, 2023, the overall DOE contribution to NuScale LLC commercialization funding is more than $548.0 million. The current DOE award is $657.3 million ($262.7 million in government funding to be matched by $394.6 million in private funding). DOE has fully obligated the currently authorized government funding. Additional funding is subject to at least annual Congressional appropriations, which may not be forthcoming, and DOE approval of an increase in federal funding levels. President Biden’s 2025 fiscal year budget proposal to Congress for advanced SMR research and development has not been submitted. The federal budget process is complex—the budget justification and Presidential budget requests are often incomplete; Congress may appropriate different amounts than those requested; and the DOE has varying degrees of discretion to reprogram or transfer appropriated funds. Nonetheless, to the extent Presidential budget requests or DOE budget justifications result in a shift of Congressional appropriations away from SMR funding generally or projects we are developing specifically, those shifts could materially and adversely affect the amount of DOE funding available to us and our business. NuScale is requesting a fiscal year 2025 appropriation of $418 million for advanced SMR research and development, however, the entirety of the appropriations requested for the 2024 fiscal year was not fulfilled.

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

We rely upon a combination of patents, trademarks, copyrights, trade secrets and commercial agreements, such as confidentiality agreements, assignment agreements and license agreements, to protect the intellectual property associated with our NPMs and related technologies. These measures prevent third parties from using, practicing, selling, manufacturing or otherwise commercially exploiting our NPMs and related technologies, which would erode our competitive position in our market. Our success depends in large part on our ability to obtain and enforce patent protection for our NPMs, as well as our ability to operate without infringing on or violating the proprietary rights of others. We own and have licensed rights to patents and pending patent applications and will continue to file patent applications claiming new technologies directed to NPMs in the United States and in other jurisdictions based on factors such as commercial viability.

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
Regulatory Risk Factors

Our SDA applications may not be approved, and any rework necessary to address NRC concerns could significantly delay the commercialization of our products.

At the end of 2022, we submitted SDA applications to approve a VOYGR-6 plant design and to raise the licensed output of our NPM from 50 MWe to 77 MWe. The NRC accepted the application in July of 2023 and has begun the technical review. There is no assurance that the SDA will be approved, and any revisions necessary to address concerns the NRC may have could significantly delay the commercialization of our products, which could have a material adverse effect on our business and financial condition.

Our design is only approved in the United States, and we must obtain approvals on a country-by-country basis before we can complete the sale of our products abroad, which approvals may be delayed or denied or which may require modification to our design.

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

General Risk Factors

Any future widespread public health crises, similar to COVID-19, could negatively affect various aspects of our business, make it more difficult for us to meet our obligations to our customers, and result in reduced demand for our products and services.

In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, previously placed significant restrictions on travel, many businesses announced extended closures, and many businesses and governmental agencies allowed employees to work remotely, which in some cases may reduce the effectiveness of those employees. If there is a resurgence in COVID-19 cases or a similar health crisis, travel restrictions and business closures may in the future adversely affect our operations locally and worldwide, including our ability to obtain regulatory approvals and to manufacture, market, sell or distribute our products, which could materially and adversely affect our business.

We are subject to cybersecurity risks.

Like other businesses, we face cybersecurity risks. Threat sources continue to seek to exploit potential vulnerabilities. These cyberattacks are becoming increasingly sophisticated and dynamic. We expect these cyberattacks to continue to occur in the future and we are constantly managing efforts to infiltrate and compromise our information technology systems and data. While we develop and maintain systems seeking to prevent security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as techniques used in such attacks become more sophisticated and change frequently. We, and the third parties on which we rely, may be unable to anticipate these techniques or implement adequate preventive measures.

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

If a significant breach were to occur, our reputation could be negatively affected, customer confidence in us or others in the industry could be diminished, or we could be subject to legal claims, loss of revenues, increased costs or operations shutdown. In addition, our network and information systems are vulnerable to damage or interruption from power outages, telecommunications failures, accidents, natural disasters (including extreme weather arising from short-term or any long-term changes in weather patterns), terrorist attacks and similar events. Our system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Moreover, the amount and scope of insurance maintained against losses resulting from any such events or security breaches may not be sufficient to cover losses or otherwise adequately compensate for any disruptions to business that could result. Furthermore, in the future, such insurance may not be available on commercially reasonable terms, or at all.

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

We are currently named in a number of purported class action lawsuits (see “Legal Proceedings”), and from time to time, we may become involved in various legal proceedings relating to other matters, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources from the operation of our business and cause us to incur significant expenses or liability or require us to change our business practices.

One of the existing shareholder class action lawsuits claims in part that NuScale LLC breached its prior LLC operating agreement or breached a duty of good faith and fair dealing in amending the LLC operating agreement in the Transaction without obtaining the consent of former common unit holders of NuScale LLC as a separate class. This class action lawsuit claims in part that the conversion of preferred units to common units, which occurred in conjunction with the merger, was inequitable to common unit holders. Plaintiffs are now seeking to amend their complaint to add a claim that this conversion itself breached the operating agreement.

The other shareholder class action lawsuit claims that NuScale and members of management made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations and prospects, and specifically about certain of the Company’s agreements with customers. While two causes of action were filed, these lawsuits have been consolidated before the same judge in the federal district court in Oregon.

While we disagree with all of the plaintiffs’ claims included in the class action lawsuits, the risk of loss if plaintiffs prevail would be material to the Company. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.

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
•variations in our operating performance and the performance of our competitors in general;
•material and adverse impacts of pandemics such as COVID-19, on the markets and the broader global economy;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;

•our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•additions and departures of key personnel;
•changes in laws and regulations affecting our business or industry;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•publication of research reports by securities analysts about us, our competitors or our industry;
•sales of shares of Class A common stock by our stockholders, including those who purchased shares of Class A common stock in private placements in connection with the Merger, or sales by us under our “at the market” offering arrangement described below; and
•general economic and political conditions such as recessions, interest rates, fuel prices, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism.

These market and industry factors may materially reduce the market price of shares of Class A common stock and Warrants regardless of our operating performance.

A significant portion of our total outstanding shares may be sold into the market. In addition, we and holders of equity awards may also sell additional shares into the market. This could cause the market price of shares of Class A common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of shares of Class A common stock. On August 9, 2023, we entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC, B. Riley Securities, Inc. and Canaccord Genuity LLC (collectively, “sales agents”) relating to shares of our Class A common stock offered from time to time “at the market.” In accordance with the terms of the Sales Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150,000,000 from time to time through or to each selling agent acting as our agent or principal. As of December 31, 2023, we had sold 1,737,378 shares of Class A common stock at a weighted average price of $5.96 per share, for a gross and net price of $10.4 million and $9.8 million, respectively.

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

As of December 31, 2023, there were (i) 76,895,166 shares of Class A common stock outstanding, (ii) 154,477,032 shares of Class A common stock issuable upon the exchange of NuScale LLC Class B units (together with cancellation of an equal number of shares of NuScale Corp Class B common stock) pursuant to the procedures set forth in the A&R NuScale LLC Agreement, and (iii) 31,279,229 shares of Class A common stock issuable upon the exercise of outstanding stock options, Warrants and Restricted Stock Units (“RSUs”).

We have registered on a Post-Effective Amendment to Form S-1, on Form S-3, the potential resale of 204,063,030 shares of Class A common stock that otherwise could be subject to resale restrictions. We also have registered on a Form S-8 an aggregate of 32,503,809 shares of Class A common stock issuable upon exercise of options and other equity awards issued under the NuScale LLC Fourth Amended and Restated 2011 Equity Incentive Plan and the NuScale Corp 2022 Long-Term Incentive Plan. The market price of shares of Class A common stock could decline if the holders of shares sell them or are perceived by the market as intending to sell them.

As part of a shelf registration on a Form S-3, NuScale may offer Class A common stock, debt securities, warrants, and/or units consisting of some or all of the securities in any combination, the aggregate offering price of securities of which must not exceed $500,000,000. The market price of shares of Class A common stock could decline if the holders of shares sell them or are perceived by the market as intending to sell them.

NuScale Warrants and Options will become exercisable for shares of Class A common stock, which, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding Warrants to purchase an aggregate of 18,458,701 shares of Class A common stock are exercisable in accordance with the terms of the warrant agreement governing those securities. The exercise price of these warrants is $11.50 per share. In addition, outstanding options exercisable in exchange for an aggregate of 9,565,211 shares of Class A common stock are or will become exercisable in accordance with the terms of the Fourth Amended and Restated 2011 Equity Incentive Plan of NuScale LLC. To the extent such warrants or options are exercised, additional shares of Class A common stock will be issued, which will result in dilution to the holders of Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the prevailing market prices of Class A common stock.

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

We have in the past and may in the future be subject to short selling strategies that could result in a reduction in the market price of our Class A common stock.

Short selling is the practice of selling securities that the seller has borrowed from a third party with the intention of buying identical securities at a later date, at a lower price, to return to the lender and the short seller profits. Accordingly, it is in the short seller’s best interests for the price of the stock to decline. At any time, short sellers may publish, or arrange for the dissemination of, opinions, or characterizations that are intended to create negative market momentum, including through the use of social media. In light of the recent proliferation of generative artificial intelligence tools and large language models, there is also a risk that the dissemination of such opinions, characterizations or disinformation may negatively impact the conclusions that these tools and models draw about our business and prospects.

Short selling reports may potentially lead to increased volatility in an issuer’s stock price and to regulatory and governmental inquiries. In October and November 2023, a short seller published reports that contained certain negative and false allegations regarding our business and financial prospects. Regardless of merit, allegations and false statements by short sellers may spread quickly and diminish confidence in our business, financial prospects, or reputation. As a result, maintaining or reinforcing our reputation may require us to devote significant resources to refute incorrect or misleading allegations, to pursue or defend related legal actions, or to engage in other activities that could be costly, time consuming or unsuccessful. Additionally, any potential inquiry or formal investigation from a governmental organization or other regulatory body, including an inquiry from the SEC, arising from the presence of such allegations could result in a material diversion of our management’s time and may have a material adverse effect on our business and results of operations.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our Class A common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are now, and may be in the future, the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
Item 1B. Unresolved Staff Comments

None
Item 1C. Cybersecurity

The Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our Chief Compliance Officer and Vice President, Information Technology (“IT”), regularly brief the Board of Directors on our cybersecurity and information security posture and the Board of Directors is apprised of any cybersecurity incidents deemed to have a moderate or higher business impact. The Audit Committee of the Board of Directors is briefed by senior leadership, as appropriate, on the cybersecurity of DOE and NRC programs and the security of our business supply chain. Other than oversight of business cybersecurity, the full Board retains oversight of cybersecurity because of its importance to NuScale and the heightened risk in the nuclear power sector. In the event of an incident, we intend to follow our incident response playbook, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (e.g. legal), as well as senior leadership and the Board, as appropriate.

Our corporate information security organization, led by our Vice President, IT is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. The current Vice President, IT has extensive information technology and program management experience, has over a decade of experience leading cybersecurity oversight, and others on our IT security team have cybersecurity experience or certifications, such as the Certified Information Systems Security Professional certification. The corporate information security organization manages and continually enhances a robust enterprise security structure with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience in an effort to minimize the business impact should an incident occur.

The corporate information security organization has implemented a governance structure and processes to assess, identify, manage and report cybersecurity risks. For the current reporting period, there have been no incidents that have materially affected or are reasonably likely to materially affect NuScale, including its business strategy, results of operations or financial condition. As a nuclear contractor, we must comply with extensive regulations, including requirements imposed by the DOE and NRC related to adequately protecting safeguards information and reporting cybersecurity incidents to the DOE and NRC when required. We have implemented cybersecurity policies and frameworks based on industry and governmental standards to align closely with DOE and NRC requirements, instructions and guidance. In addition to following DOE and NRC guidance and implementing pre-existing third party frameworks, we have developed our own practices, which we believe enhance our ability to identify and manage cybersecurity risks.

Third parties also play a role in our cybersecurity. We engage third-party services to conduct around the clock monitoring and prevention of suspected malicious activity on company-owned systems, filter all email and web browser activity, provide proactive threat intelligence services, and perform regular evaluations of our security controls, whether through external and internal network penetration testing, physical security assessments, independent audits or consulting. These evaluations include testing both the design and operational effectiveness of security controls. We also share and receive threat intelligence with our nuclear design and construction partners, government agencies, information sharing and analysis centers and cybersecurity associations.

Assessing, identifying and managing cybersecurity related risks are integrated into our overall enterprise risk management (“ERM”) process. Cybersecurity related risks are included in the risk universe that the ERM function evaluates to assess top risks to the enterprise on an annual basis. To the extent the ERM process identifies a heightened cybersecurity related risk, risk owners are assigned to develop risk mitigation plans, which are then tracked to completion. The ERM process’s annual risk assessment is presented by the Senior Director, Treasury, SOX, ERM and ESG to the Board of Directors.

We rely heavily on our supply chain to deliver our products and services to our customers, and a cybersecurity incident at a supplier, subcontractor or joint venture partner could materially adversely impact us. We assess third party cybersecurity controls through a cybersecurity questionnaire and include security and privacy addendums to our contracts where applicable. We also contractually flow cybersecurity regulatory requirements to our subcontractors as required by government agency-specific requirements. These contractual flow downs include the requirement that our subcontractors implement certain security controls. We also require that our subcontractors report cybersecurity incidents to us so that we can assess the impact of the incident on us. For select suppliers, we engage third-party cybersecurity monitoring and alerting services, and seek to work directly with those suppliers to address potential deficiencies identified. We also make available cybersecurity education and awareness materials and briefings to our suppliers, as necessary.

Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While NuScale Power maintains cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.
Item 2. Properties

As of December 31, 2023, our executive offices are in a 2,475 square foot leased property located at 12725 SW 66th Ave, Suite 107, Portland, Oregon 97223. In addition, we lease properties in the following locations:
•Corvallis, OR. NuScale’s engineering and design center in Corvallis houses 29 full-time and 150 hybrid employees, with capacity for 340, in approximately 55,000 square feet of office, computing, and storage space. Technical and related support activities such as engineering, design, operations, testing, code development, quality assurance, licensing and project management are performed at this facility. Our full-scale reactor control room simulator and computational computing cluster are also located at this facility. NuScale personnel use the computational cluster in a secure data center to perform structural, thermal hydraulic, fluid dynamics and neutronics calculations. We believe the location of our Corvallis facilities provides us with unique access to the technical expertise found in Oregon State University, one of the largest nuclear engineering programs on the west coast.
•Houston, TX. The Houston office, a leased property with approximately 773 square feet, is used to support various members of the Finance team.
•Rockville, MD. The Rockville office, a 1,973 square foot leased property, has been a key enabler for the NuScale strategy of early, frequent, and responsive interaction with the NRC.

On January 18, 2024, a fire broke out in the building housing the Company’s Portland, Oregon office, which destroyed the Company’s office. The cause of the fire remains under investigation. No one was injured in the fire and no critical records were lost. The office was set up for temporary use with no employees using it full time; as a result, losses were limited to furniture, a copier and computer systems. The Company carries insurance that will cover these losses, which are not expected to be material. Executives and other employees previously using that office are working remotely or commuting to the Company’s Corvallis, Oregon office as needed. Rent for the Portland, Oregon office has been abated until the office can be occupied.
Item 3. Legal Proceedings

In the regular course of business, the Company is involved in various legal proceedings and claims incidental to the normal course of business. Other than as disclosed immediately below, the Company does not believe that any legal claims are material to the Company. Management does not believe that resolution of any of these matters will materially affect the Company’s financial position or results of operations. See “Item 1A. Risk Factors” above for further discussion of how certain risks, including risks related to litigation, may affect the Company.

On September 19, 2022, thirteen purported members of NuScale LLC filed suit in the U.S. District Court for the District of Oregon against NuScale LLC, Fluor Enterprises, Japan NuScale Innovation, Inc., and Sargent & Lundy Holdings, LLC. The plaintiffs purport to represent a class of individuals who held common units or options to purchase common units in NuScale LLC and seek declaratory relief and damages based on breach of contract and other common law claims. The claims are based on amendments to the operating agreement of NuScale LLC in connection with the Merger between NuScale LLC and Spring Valley Acquisition Corp. Plaintiffs claim, among other things, that such amendments breached NuScale LLC’s 5th Amended and Restated Operating Agreement and required the consent of holders of common units in NuScale LLC voting as a separate class. NuScale LLC filed a motion to dismiss the complaint on November 21, 2022. Plaintiffs filed a response on January 17, 2023, and NuScale LLC filed a reply on February 14, 2023. A hearing on various motions to dismiss took place on May 17, 2023, and on August 3, 2023, the Magistrate Judge assigned to the case issued a report and recommendation that recommended that NuScale LLC’s motion to dismiss be denied. On August 17, 2023, NuScale LLC filed an objection to the report and recommendation. On November 13, 2023, the District Court Judge entered an order accepting the report and recommendation. On December 8, 2023, Plaintiffs filed a motion for leave to amend their complaint to add, among other things, a claim that the conversion of preferred LLC units into common LLC units at the time of the Merger itself breached NuScale LLC’s operating agreement. NuScale LLC opposed the proposed amendment. While no assurance can be given as to the ultimate outcome of this matter, the Company does not believe it is probable that a loss will be incurred and the Company has not recorded any liability as a result of these actions.

Two other shareholder class action lawsuits were filed in the U.S. District Court for the District of Oregon against the Company, John Hopkins, Chris Colbert, Robert Hamady and Clayton Scott: (1) Sigman v. NuScale Power Corp., et al. (Case No. 23-1689, filed November 15, 2023), and (2) Ryckewaert v. NuScale Power Corp., et al. (Case No. 23-1956, filed December 26, 2023). These lawsuits assert virtually identical allegations and claims and were consolidated before the same judge on February 2, 2024. The lawsuits assert claims under the federal securities laws and allege that the Company and members of management made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations and prospects, and specifically about certain of the Company’s agreements with customers. The Court has appointed lead plaintiff and lead counsel, and it has ordered the plaintiffs to file an amended complaint on or before March 21, 2024 and for NuScale to respond 28 days thereafter. While no assurance can be given as to the ultimate outcome of this matter, the Company does not believe it is probable that a loss will be incurred and the Company has not recorded any liability as a result of these actions.
Item 4. Mine Safety Disclosures
None

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Class A common stock is listed on the NYSE under the ticker symbol “SMR”. There is no established public trading market for Class B common stock.

As of February 28, 2024, we had 40,418 Class A shareowners of record and 79 Class B shareowners of record.

Performance Graph

The following graph shows changes over the period since the Transaction, May 2, 2022, through December 31, 2023, in the value of $100, invested in: (i) our Class A common shares; (ii) the Russell 3000 Index; and (iii) the peer group, which consists of publicly traded companies in the nuclear or energy transition industries comprised of Ballard Power Systems Inc., Bloom Energy Corporation, BWX Technologies, Inc., Enphase Energy, Inc., Enovix Corporation, FuelCell Energy, Inc., Plug Power Inc. and SolarEdge Technologies, Inc. The closing price of a share of NuScale’s Class A common stock as of December 29, 2023, the last trading day of 2023, was $3.29 on the NYSE.

$150
$130
$110
$90
$70
$50
$30
$10
$(10)
May-22
Jun-22
Jul-22
Aug-22
Sep-22
Oct-22
Nov-22
Dec-22
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Jul-23
Aug-23
Sep-23
Oct-23
Nov-23
Dec-23
NuScale Power
Russell
Peer Group

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read together with our financial statements as of and for the years ended December 31, 2023 and 2022 together with related notes thereto. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 are not included in this report, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in NuScale Power Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the United States Securities and Exchange Commission (the “SEC”) on March 16, 2023. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. Unless the context otherwise requires, references in this section to “NuScale,” “the Company,” “us,” “our” or “we” refer to NuScale Power, LLC (“NuScale LLC”) prior to the Transaction, and to NuScale Power Corporation (“NuScale Corp”) following the consummation of the Transaction.
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
In January 2023, the Company submitted a SDA Application and the associated licensing topical reports to the NRC for a NuScale’s 6-unit 77 MWe NPM design. Once approved, customers in the United States will be able to reference the certified design and SDA for expedited construction and operating licensing of NuScale’s SMR pursuant to 10 CFR Part 52. On July 31, 2023, the NRC formally announced that it has accepted the Company’s SDA Application for formal review. Based on the NRC’s published schedule for SDA Application review, we expect the NRC will complete its review and SDA approval to be received by July 31, 2025.

The Company currently has only one “Class 1” customer: RoPower Nuclear S.A. (“RoPower”), which is a joint venture established by S.N. Nuclearelectrica S.A. (“Nuclearelectrica”) and Nova Power & Gas S.A. In November 2023, we entered into the Release Agreement with CFPP LLC, the Company’s first customer, pursuant to which the Company agreed to terminate the DCRA, as amended, and our LLM Agreement. CFPP LLC was receiving funding for approximately 79% of its qualified project costs, including the long-lead materials, under a cooperative agreement with the DOE. Under the Release Agreement, we agreed to repay CFPP LLC’s Net Development Costs. Once we reimburse these costs and terminate the LLM Agreement, we are entitled to the long-lead materials (“LLM”) purchased under the LLM Agreement; however, because the Company is still in discussion with DOE regarding the means and timing for lifting a DOE lien on the long-lead materials (stemming from DOE’s funding under its cost share agreement with CFPP, LLC). We may have to pay costs to DOE (in addition to the refund to CFPP LLC) to obtain the long-lead materials free of DOE liens in order to use the long-lead materials for a project at the CFPP site or for another customer. Until the Company formalizes an agreement with DOE and CFPP, LLC regarding disposition of the long-lead materials, there is no guarantee we will be able to use such materials in another project.
Merger with Spring Valley

In December 2021, NuScale LLC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spring Valley Acquisition Corp. (“Spring Valley”) and Spring Valley Merger Sub, LLC (“Merger Sub”), a wholly owned subsidiary of Spring Valley. Pursuant to the Merger Agreement, Merger Sub merged with and into NuScale LLC (the “Merger”), with NuScale LLC surviving the Merger (the “Surviving Company”), Spring Valley being renamed NuScale Corp, and NuScale LLC continuing to be held as a wholly controlled subsidiary of NuScale Power Corporation in an “Up-

C” structure. On May 2, 2022, the transactions contemplated by the Merger Agreement, including the Merger (collectively the “Transaction”) were completed.

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
Commencing and Expanding Commercial Launch Operations
In September 2020, we became the first and only company to receive NRC SDA for a small modular reactor. We believe our commercialization activities are being completed at a pace that can support delivery of NPMs to a client site as early as 2029. In December 2022, we signed a contract for Front-End Engineering and Design (“FEED”) work with RoPower Nuclear S.A, owned by S.N. Nuclearelectrica S.A. and Nova Power & Gas S.A., entities that operate under the authority of the Romanian Ministry of Energy, to advance the deployment of our NPMs to Romania. Under Phase 1 of the contract, we will define the major site and specific inputs for a VOYGR-6 SMR power plant to be deployed at the Doicesti Power Station site in Romania. We expect the site in Romania to use six modules and to be commercially operable as early as 2029- 2030.

We have over 100 potential target customers in addition to RoPower, as well as ten potential customers across seven countries that we consider highly interested customers who are considering an NPM power plant deployment in the late 2020s or early 2030s. We believe the long lead-time involved with siting an SMR, the number of customers in our pipeline and the work being performed by these potential customers involving a NuScale deployment project bode well for our potential future success. Further, in December 2022, we completed our Standard Plant Design (“SPD”), which provides potential customers with a generic VOYGR power plant design that will serve as a starting point for deploying site-specific designs, including supporting client licensing and deployment activities.
Regulatory Approvals

In January 2023, the Company submitted a Standard Design Approval (SDA) Application and the associated licensing topical reports to the NRC for a NuScale’s 6-unit 77 MWe NPM design. Once approved, customers in the United States will be able to reference the certified design and SDA for expedited construction and operating licensing of NuScale’s SMR pursuant to 10 CFR Part 52. On July 31, 2023, the NRC formally announced that it has accepted the Company’s SDA Application for review. Based on the NRC’s published schedule for SDA Application review, we expect the NRC will complete its review and SDA approval to be received by July 31, 2025.

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

Revenue
We have not generated any material revenue to date. All revenue that we have generated to date arises from engineering and licensing services provided to potential customers, including those as a result of those FEED services. We expect to generate a significant portion of our revenue from the sale of NPMs. We also expect to generate revenue by providing critical services, such as start-up and testing and nuclear fuel and refueling services, over the life cycle of each power plant.
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

Results of Operations

(in thousands)	Year Ended December 31,
	2023	2022	2021
Revenue	22,810	$11,804	$2,862
Cost of sales	(18,961)	(7,317)	(1,770)
Gross margin	3,849	4,487	1,092
Research and development expenses	156,050	127,662	94,388
General and administrative expenses	65,404	55,307	38,725
Other expenses	57,960	51,513	42,279
Loss from operations	(275,565)	(229,995)	(174,300)
Sponsored cost share	61,031	72,514	73,522
Change in fair value of warrant liabilities	23,627	12,148	—
Interest income (expense)	10,792	3,760	(1,715)
Loss before income taxes	(180,115)	$(141,573)	$(102,493)
Comparison of the Years Ended December 31, 2023 and 2022

Changes in Presentation

For the year ended December 31, 2022, sponsored cost share totaling $177 that was previously included in Interest income (expense) has been reclassified to Sponsored cost share to conform to the current year presentation on the accompanying consolidated statements of operations. No such reclassifications were required for the other years.

For the year ended December 31, 2022, amounts totaling $4,246 and $3,504 were reclassified out of G&A expenses and into R&D expenses and Other expenses, respectively, while for the year ended December 31, 2021, amounts totaling $1,252 and $5,249, respectively, were reclassified out of G&A expenses and into R&D expenses and Other expenses, to conform to the current year presentation.

Revenue

The increase in revenue was attributable to activities in support of the Engineering, Procurement and Construction Development Agreement for CFPP, as well as nuclear technologies consulting services.

R&D Expense
R&D expenses increased due to the Release Agreement with CFPP in the amount of $49.8 million, partially offset by lower compensation costs of $8.7 million as we transition from R&D to commercialization activities, as well as lower professional fees.
G&A Expenses
G&A expenses increased as a result of $4.3 million in compensation costs due to an increase in headcount and $7.3 million in marketing and advertising costs as we continue to build brand recognition across the globe, partially offset by lower professional fees.

Other Expense

Other expenses increased as a result of higher equity-based compensation of $4.1 million and higher software license expenses of $2.8 million, partially offset by lower compensation costs.

Sponsored Cost Share

Sponsored cost share decreased due to a lower share percentage and funding from the DOE, partially offset by increases in United States Trade and Development Agency and subrecipient cost share for other projects.

Change in fair value of warrant liabilities

The price of the Warrants, which is used to calculate their fair value, has decreased year-over year resulting in larger income in the current period.
Liquidity and Capital Resources
Liquidity
On August 9, 2023, NuScale entered into a Sales Agreement with Cowen and Company, LLC, B. Riley Securities, Inc. and Canaccord Genuity LLC as sales agents under which the Company may offer and sell shares of the Company’s Class A common stock, having an aggregate sales price of up to $150.0 million from time to time through the sales agents (“ATM Program”). During the year ended December 31, 2023, the Company issued and sold 1,737,378 shares of Class A common stock at a weighted average price of $5.96 per share, generating gross and net proceeds of $10.4 million and $9.8 million, respectively. The aggregate compensation paid to the sales agent in connection with the sales was $0.3 million during the year ended December 31, 2023. As of December 31, 2023, we have 18,262,622 shares authorized and available under the ATM program at an aggregate sales price of up to $139.6 million of Class A common stock remained eligible for sale under the ATM Program.
Since NuScale’s inception, we have incurred significant operating losses and have an accumulated deficit of $240.5 million, with negative operating cash flows. As of December 31, 2023, we had cash and cash equivalents of $120.3 million and restricted cash of $5.1 million with no debt, while using 183.3 million of cash in operations. Historically, our primary sources of cash included investment capital, DOE and other government sponsored cost share agreements to support the advancement of the Company’s SMR technology both domestically and abroad. As we transition from a focus on research and development to commercialization of our technology, the Company is focusing on revenue producing commercial contracts. These factors combined with the execution of the Release Agreement with CFPP LLC have impacted our cash flow from operations during the year ended December 31, 2023 and on our forecasted cash flow from operations during the 2024 fiscal year.

In January 2024, management implemented cost reduction measures which included a workforce reduction of 154 full-time employees. Management is currently in active negotiations with potential customers to secure revenue producing contracts. Should the execution of customer contracts or capital raising activities be delayed, management plans to implement a phased cost reduction program within our control to reduce cash outflows, as needed, during the next twelve months. As a result of these plans, we believe we will have sufficient funds available to cover required R&D activities and operating cash needs for the next twelve months.
Comparison of Cash Flows for the Years Ended December 31, 2023 and 2022
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net cash used in operating activities	$(183,254)	$(148,609)	(99,162)
Net cash provided by (used in) investing activities	48,275	(52,332)	(1,952)
Net cash provided by financing activities	16,127	368,064	173,344
Net change in cash, cash equivalents and restricted cash	$(118,852)	$167,123	$72,230
Cash Flows used in Operating Activities
Net cash used in our operating activities increased during year ended December 31, 2023 due to the Release Agreement payment to CFPP LLC in the amount of $49.8 million, partially offset by a buildup of our accounts payables and accruals associated with the manufacture of our long-lead materials.

Cash Flows used in Investing Activities
Investing cash flows generally reflect capital expenditures on computer equipment and software. However, in 2022, we invested $50 million in short-term investments, while in 2023, we sold those short-term investments.
Cash Flows provided by Financing Activities
During 2023, our cash provided by financing activities consisted of proceeds from our ATM sales and the exercise of options, while in 2022 the majority of the cash consisted of proceeds from the Transaction, with another $28.7 million received for the exercise of warrants and options.
Commitments and Contractual Obligations
We do not have any material commitments and contractual obligations.
Off-Balance Sheet Arrangements
Under the Release Agreement, the Company is required to have credit support to fund the amount of its potential reimbursement of demobilization and wind down costs with CFPP LLC. This account is identified as restricted cash in the amount of $5.1 million, on the accompanying consolidated balance sheet and acts as collateral for the $5.0 million letter of credit outstanding at December 31, 2023.
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

We recognize time and material contract revenue as incurred, while our cost plus fixed-fee contract revenue is recognized over time, matching continuous transfer of control to the customer. The Company accounts for these contracts as a single performance obligation and recognizes revenue using the percentage-of-completion (“POC”) method, based primarily on contract cost incurred to date compared to total estimated contract cost. The POC method (an input method) is the most faithful depiction of the Company’s performance because it directly measures the value of the services transferred to the customer. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client.

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
Emerging Growth Company Accounting Election
Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect not to take advantage of the extended transition period and comply with the requirements that apply to non-EGCs, and any such election to not take advantage of the extended transition period is irrevocable. We expect to be an EGC at least through the end of 2024 and will have the benefit of the extended transition period. We intend to take advantage of the benefits of this extended transition period.
Recent Accounting Pronouncements

Refer to Note 3 in the consolidated financial statements for a summary of recently adopted and recently issued accounting standards and their related effects or anticipated effects on our consolidated results of operations and financial condition.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

None

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements required by this Item are set forth in Item 15 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

In addition, because we are an “emerging growth company” as defined under the terms of the JOBS Act of 2012, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
Item 9B. Other Information
Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, one former officer of the Company, Julie Adelman, adopted a 10b5-1 plan on November 21, 2023, while one current officer of the Company, Karin Feldman, terminated a 10b5-1 plan on December 31, 2023.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, except that the information regarding our executive officers required by Item 401 of Regulation S-K is set forth herein at Part I, Item 1 of this Form 10-K under the heading “Information about our Executive Officers.”

Code of Business Conduct

We have a code of business conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the code of conduct is available on our website at www.nuscalepower.com. The code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. Our Internet website address is provided as an inactive textual reference only. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of its code of ethics on our website. Information contained on or accessible through our website is not a part of this annual report on Form 10-K.
Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

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

4.3	Description of Registrant’s Securities
10.1	Form of NuScale Corp Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed on February 11, 2022)
10.2+	2022 Long-Term Incentive Plan, as amended, and forms of equity agreements thereunder (incorporated by reference to Annex E to the Proxy Statement/ Prospectus filed on April 8, 2022)
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
10.15
Amended and Restated Master Services Agreement, dated September 2, 2020, between NuScale Power, LLC and Fluor Enterprises, Inc. as amended by the Amendment to Amended and Restated Master Services Agreement, dated September 21, 2020 (portions of this exhibit have been redacted)

10.16†
Assistance Agreement with the U.S. Department of Energy dated January 7, 2022 (portions of the agreement have been redacted) (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 filed on March 14, 2022)

10.17+	Form of Agreement to Terminate Employment Agreement, including Executive Change in Control Plan and Executive Severance Policy
10.18+	Executive Severance Policy (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed on May 5, 2022)
10.19
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

10.21+
Letter Agreement among NuScale Power, LLC, Fluor Enterprises, Inc., Japan NuScale Innovation, LLC, and Japan Bank for International Cooperation dated April 4, 2022 (incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed on May 5, 2022)

10.22+	Executive Change in Control Plan
10.23
Amendment No. 3 to Development Cost Reimbursement Agreement, dated February 28, 2023, between NuScale LLC and CFPP LLC (incorporated by reference to Exhibit 10.25 to the annual report on Form 10-K filed March 16, 2023)

10.24
Long Lead Material Reimbursement Agreement, dated February 28, 2023, between NuScale LLC and CFPP LLC (portions of this exhibit have been redacted) (incorporated by reference to Exhibit 10.26 to the annual report on Form 10-K filed March 16, 2023)

10.25
Sales Agreement, dated August 9, 2023, between NuScale Power Corporation, Cowen & Company, LLC, B. Riley Securities, Inc. and Canaccord Genuity LLC (incorporated by reference to Exhibit 1.1 to Form 8-K filed on August 10, 2023)

10.26	Master Services Agreement, dated April 29, 2019, between NuScale Power, LLC and Doosan Heavy Industries & Construction Co., Ltd. (portions of this exhibit have been redacted)
10.27	Confidential Settlement and Release Agreement dated November 7, 2023, between NuScale Power, LLC and CFPP LLC (portions of this exhibit have been redacted)
10.28	Master Services Agreement, dated January 25, 2021, between NuScale Power, LLC and Fluor Enterprises, Inc.
10.29	Amended and Restated Master Services Agreement, dated September 2, 2020, between NuScale Power, Inc. and Fluor Enterprises, Inc.
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP independent registered accounting firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	NuScale Power Corporation Clawback Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL).

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

NuScale Power Corporation

Date	By:	/s/ John Hopkins
March 15, 2024	Name:	John Hopkins
	Title:	Chief Executive Officer

Date	By:	/s/ R. Ramsey Hamady
March 15, 2024	Name:	R. Ramsey Hamady
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	POSITION	DATE
/s/ James T. Hackett	Chairman and Director	March 15, 2024
James T. Hackett

/s/ John Hopkins	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2024
John Hopkins

/s/R. Ramsey Hamady	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2024
R. Ramsey Hamady

/s/Alan L. Boeckmann	Director	March 15, 2024
Alan L. Boeckmann

/s/ Alvin C. Collins, III	Director	March 15, 2024
Alvin C. Collins, III

/s/ Kent Kresa	Director	March 15, 2024
Kent Kresa

/s/ Christopher Sorrells	Director	March 15, 2024
Christopher Sorrells

/s/ Jim Breuer	Director	March 15, 2024
Jim Breuer

/s/ Kimberly O. Warnica	Director	March 15, 2024
Kimberly O. Warnica

/s/ Bum Jin Chung	Director	March 15, 2024
Bum Jin Chung

/s/ Shinji Fujino	Director	March 15, 2024
Shinji Fujino

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NuScale Power Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NuScale Power Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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
Portland, Oregon
March 15, 2024

NuScale Power Corporation
Consolidated Balance Sheet

(in thousands, except share and per share amounts)	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$120,265	$217,685
Short-term investments	—	50,000
Restricted cash	5,100	—
Prepaid expenses	19,054	5,531
Accounts and other receivables	10,127	11,199
Total current assets	154,546	284,415
Property, plant and equipment, net	4,116	4,770
In-process research and development	16,900	16,900
Intangible assets, net	882	1,059
Goodwill	8,255	8,255
Long-lead material work in process	36,361	—
Restricted cash	—	26,532
Other assets	3,798	6,704
Total assets	$224,858	$348,635
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$44,925	$27,951
Accrued compensation	8,546	9,038
Long-lead material liability	32,323	—
Other accrued liabilities	1,664	1,568
Total current liabilities	87,458	38,557
Warrant liabilities	5,722	29,349
Deferred revenue	898	856
Noncurrent liabilities	1,442	2,786
Total liabilities	95,520	71,548

Stockholders' Equity
Class A common stock, par value $0.0001 per share, 332,000,000 shares authorized, 76,895,166 and 69,353,019 shares issued and outstanding as of December 31, 2023 and 2022, respectively	8	7
Class B common stock, par value $0.0001 per share, 179,000,000 shares authorized, 154,477,032 and 157,090,820 shares issued and outstanding as of December 31, 2023 and 2022, respectively	15	16
Additional paid-in capital	333,888	296,748
Accumulated deficit	(240,454)	(182,092)
Total Stockholders' Equity Excluding Noncontrolling Interests	93,457	114,679
Noncontrolling interests	35,881	162,408
Total Stockholders' Equity	$129,338	$277,087
Total Liabilities and Stockholders' Equity	$224,858	$348,635
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except share and per share amounts)	2023	2022	2021
Revenue	$22,810	$11,804	$2,862
Cost of sales	(18,961)	(7,317)	(1,770)
Gross margin	3,849	4,487	1,092
Research and development expenses	156,050	127,662	94,388
General and administrative expenses	65,404	55,307	38,725
Other expenses	57,960	51,513	42,279
Loss from operations	(275,565)	(229,995)	(174,300)
Sponsored cost share	61,031	72,514	73,522
Change in fair value of warrant liabilities	23,627	12,148	—
Interest income (expense)	10,792	3,760	(1,715)
Loss before income taxes	(180,115)	(141,573)	(102,493)
Provision (benefit) for income taxes	—	—	—
Net loss	(180,115)	(141,573)	(102,493)
Net loss attributable to legacy NuScale LLC holders prior to Transaction	—	(31,155)	—
Net loss attributable to noncontrolling interests	(121,753)	(84,504)	—
Net Loss Attributable to Class A Common Stockholders	(58,362)	(25,914)	(102,493)

Loss Per Share of Class A Common Stock:
Basic and Diluted	$(0.80)	$(0.51)	$—

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	73,386,018	50,763,844	—
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Consolidated Statements of Changes in Stockholders’ Equity

			Members’ Equity
	Mezzanine Equity		Convertible Preferred Units		Common Units		Accumulated Deficit	Total Member’s Equity
(in thousands)	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2020	6,000	$2,140	542,729	$629,089	5,492	$20,899	$(679,127)	$(29,139)
Sale of convertible preferred units	—	—	90,500	190,540	—	—	—	190,540
Issuance of convertible preferred units	—	—	32	65	—	—	—	65
Exercise of common unit options	—	—	—	—	3,483	748	—	748
Repurchase of common units	—	—	—	—	(15)	(17)	—	(17)
Issuance of treasury units	—	—	—	—	114	113	—	113
Equity-based compensation expense	—	—	—	—	—	6,441	—	6,441
Net loss	—	—	—	—	—	—	(102,493)	(102,493)
Balances at December 31, 2021	6,000	$2,140	633,261	$819,694	9,074	$28,184	$(781,620)	$66,258

The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)							Common Stock
	Mezzanine Equity		Convertible Preferred Units		Common Units		Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders' Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2021	6,000	$2,140	633,261	$819,694	9,074	$28,184	—	$—	—	$—	$—	$(781,620)	$—	$66,258
Sale of convertible preferred units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of convertible preferred units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of common unit options	—	—	—	—	3,764	847	—	—	—	—	—	—	—	847
Repurchase of common units	—	—	—	—	(358)	(566)	—	—	—	—	—	—	—	(566)
Issuance of treasury units	—	—	—	—	12	20	—	—	—	—	—	—	—	20
Conversion of equity award to liability award	—	—	—	—	—	(50)	—	—	—	—	—	—	—	(50)
Equity-based compensation expense	—	—	—	—	—	1,359		—	—	—	7,972	—	—	9,331
Reverse recapitalization, net	(6,000)	(2,140)	(633,261)	(819,694)	(12,492)	(29,794)	41,971	4	178,397	18	220,606	656,597	280,113	307,850
Exercise of common share options and warrants	—	—	—	—	—	—	4,432	1	—	—	34,969	—	—	34,970
Issuance of earn-out shares upon triggering event	—	—	—	—	—	—	1,644	—	—	—	—	—	—	—
Conversion of combined interest into Class A shares	—	—	—	—	—	—	21,306	2	(21,306)	(2)	—	—	—	—
Rebalancing of ownership percentage for conversion of combined interest into Class A shares	—	—	—	—	—	—	—	—	—	—	33,201	—	(33,201)	—
Net loss attributable to legacy NuScale prior to Transaction	—	—	—	—	—	—	—	—	—	—	—	(31,155)	—	(31,155)
Net loss after the Transaction	—	—	—	—	—	—	—	—	—	—	—	(25,914)	(84,504)	(110,418)
Balances at December 31, 2022	—	$—	—	$—	—	$—	69,353	$7	157,091	$16	$296,748	$(182,092)	$162,408	$277,087

The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	69,353	$7	157,091	$16	$296,748	$(182,092)	$162,408	$277,087
Equity-based compensation expense	—	—	—	—	16,239	—	—	16,239
Exercise of common share options and warrants and vested RSUs	3,191	—	—	—	6,291	—	—	6,291
Issuance of Class A common stock	1,737	—	—	—	9,836	—	—	9,836
Conversion of combined interests into Class A common stock	2,614	1	(2,614)	(1)	—	—	—	—
Rebalancing of ownership percentage for conversion of combined interest into Class A shares	—	—	—	—	4,774	—	(4,774)	—
Net loss	—	—	—	—	—	(58,362)	(121,753)	(180,115)
Balances at December 31, 2023	76,895	$8	154,477	$15	$333,888	$(240,454)	$35,881	$129,338

The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022	2021
OPERATING CASH FLOW
Net loss	$(180,115)	$(141,573)	$(102,493)
Adjustments to reconcile net loss to operating cash flow:
Depreciation	2,380	2,521	2,018
Amortization of intangibles	177	177	177
Equity-based compensation expense	16,239	9,331	6,441
Accrued interest on convertible note payable	—	—	127
Change in fair value of warrant liabilities	(23,627)	(12,148)	—
Impairment of intangible asset	797	—	—
Net noncash change in right of use assets and lease liabilities	(2,360)	2,385	1,501
Changes in assets and liabilities:
Prepaid expenses and other assets	(10,043)	(2,243)	(1,540)
Accounts receivable	1,072	(6,366)	(2,043)
Long-lead material work in process	(36,361)	—	—
Accounts payable and accrued expenses	18,246	2,987	5,886
Long-lead material liability	32,323	—	—
Lease liability	(1,701)	(1,504)	(1,650)
Deferred DOE cost share	—	(104)	(13,254)
Deferred revenue	42	(559)	1,148
Accrued compensation	(323)	(1,513)	4,520
Net cash used in operating activities	(183,254)	(148,609)	(99,162)
INVESTING CASH FLOW
Sale (purchase) of short-term investments	50,000	(50,000)	—
Purchases of property, plant and equipment	(1,725)	(2,332)	(1,952)
Net cash provided by (used in) investing activities	48,275	(52,332)	(1,952)
FINANCING CASH FLOW
Proceeds from the issuance of common stock, net of issuance fees	9,836	—	—
Proceeds from exercise of warrants and common share options	6,291	28,702	—
Proceeds from Transaction, net	—	341,462	—
Payments of Transaction costs	—	(2,401)	—
Repayment of debt	—	—	(20,000)
Proceeds from short-term borrowings	—	—	27,200
Repayment of short-term borrowings	—	—	(27,200)
Proceeds from sale of convertible preferred units	—	—	192,500
Proceeds from exercise of common unit options	—	847	748
Repurchase of common units	—	(566)	(17)
Issuance of treasury units	—	20	113
Net cash provided by financing activities	16,127	368,064	173,344
Net change in cash, cash equivalents and restricted cash	(118,852)	167,123	72,230
Cash, cash equivalents and restricted cash:
Beginning of period	244,217	77,094	4,864
End of period	$125,365	$244,217	$77,094
Summary of noncash investing and financing activities:
Assumption of Transaction warrant liabilities	$—	$47,532	$—
Debt converted to equity	—	14,181	—
Warrants converted into equity	—	6,268	—
Conversion of equity options to liability award	—	50	—
Equity issuance fees	—	—	1,960
Conversion of accounts payable to convertible preferred units	—	—	65
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$1,478
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
1. The Company
Organization
NuScale Corp (“NuScale”, the “Company”, “us”, “we” or “our”) is incorporated under the laws of the state of Delaware. The Company is the primary beneficiary of NuScale LLC, a variable interest entity, and all activity of NuScale LLC and the Company are consolidated herein. NuScale LLC is a limited liability company organized in the State of Oregon in 2011. The Company is majority owned by Fluor Enterprises, Inc., a subsidiary of Fluor Corporation.
Operations
The Company is commercializing a modular, scalable 77 megawatt (gross) electric Light Water Reactor nuclear power plant using exclusive rights to a nuclear power plant design obtained from Oregon State University (“OSU”). The Company also uses the test facility at OSU through a technology transfer agreement. The following represents key milestones in the development of this technology:
•December 2016: DCA completed
•January 2017: DCA submitted to the NRC
•March 2017: DCA accepted for review by the NRC
•August 2020: NRC issued the Final Safety Evaluation Report ("FSER")
•July 2023: SDA Application and associated licensing topical reports accepted for formal review by the NRC
The FSER represents the NRC’s completion of its technical review and approval of the NuScale SMR design. With this final phase of NuScale’s DCA now complete, customers may proceed with plans to develop NuScale power plants with the understanding that the NRC has approved the safety aspects of the NuScale design. Based on the NRC’s published schedule for SDA Application review, we expect the NRC will complete its review and SDA approval to be received by July 31, 2025.
The majority of the Company’s operations and long-lived assets were attributable to operations in the United States as of and for the years ended December 31, 2023, 2022 and 2021, with only the long-lead material work in process being manufactured in South Korea during the 2023 fiscal year.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure funding to sustain operations until our SDA applications are approved by the NRC, we reach commercialization and secure customers.
U.S. Department of Energy Funding
Beginning in 2014, the U.S. DOE has provided critical funding to NuScale through a series of cooperative agreements which support ongoing commercialization activities. The agreements, which were active during 2023, 2022 and 2021 are discussed below.
U.S. Department of Energy NuScale SMR FOAK Nuclear Demonstration Readiness Project Completion (Award 8928)
In February 2020, NuScale LLC was awarded up to $350,000 under “SMR FOAK Nuclear Demonstration Readiness Project Completion” (“Award 8928”). This program is expected to complete all remaining licensing activities, first-of-a-kind engineering, supply chain development, testing and other required activities to have the NuScale SMR ready to enable timely client project deployment. The award consisted of NuScale cost share of $350,000 (50%) and government cost share of $350,000 (50%). Subsequently the award has been amended and DOE obligated $262,656, of which NuScale has collected a total of $260,709 through December 31, 2023 with no future obligations guaranteed.
U.S. Department of Energy Carbon Free Power Project Award (Award 8369)
In April 2015, NuScale LLC was awarded an Assistance Agreement, “Site Permitting and Licensing of the NuScale Small Modular Reactor”. Utah Associated Municipal Power Systems was identified as a sub-recipient under the Carbon Free

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Power Project (“CFPP”) award. UAMPS was considering developing, constructing and owning a 462 MWe (gross) nuclear powered energy center using NuScale’s SMR technology. The CFPP award consisted of DOE cost share of $16,617 (50%) and NuScale and UAMPS cost share of $16,617 (50%) to facilitate site permitting and related licensing activities. In January 2019 the DOE renewed the award extending the period of performance through December 2023 and increasing the total amount of the award to $126,694. The cost sharing percentages remained at DOE cost share of 50% and NuScale and UAMPS cost share of 50% of the total award. This award was later amended to consist of DOE cost share of $8,250 (50%) and NuScale and UAMPS cost share of $8,250 (50%). Cumulative cash received through December 31, 2021 was $7,521, with the remaining $729 being paid by the DOE to a third party, in accordance with the Award, for services provided. The period of performance under this award ended October 31, 2021 due to UAMPS applying as prime recipient for Award 8935. NuScale has no cost share under Award 8935.

Liquidity

In accordance with Accounting Standards Codification (“ASC”) 205-40, management evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of our plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (i) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (ii) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

We had $120,265 in cash and cash equivalents and $5,100 in restricted cash as of December 31, 2023, compared to $217,685 and $26,532, respectively as of December 31, 2022 and no debt as of December 31, 2023 or 2022. Since NuScale’s inception, we have incurred significant operating losses, have had negative operating cash flow and we have an accumulated deficit of $240,454 as of December 31, 2023. For the year ended December 31, 2023, we used $183,254 of cash in operations. Historically, our primary sources of cash included investment capital, DOE and other government sponsored cost share agreements to support the advancement of the Company’s SMR technology both domestically and abroad. As we transition from a focus on research and development to commercialization of our technology, the Company is focusing on revenue producing commercial contracts. These factors combined with the execution of the Release Agreement with CFPP LLC have impacted our cash flow from operations during the year ended December 31, 2023 and on our forecasted cash flow from operations during the 2024 fiscal year.

In January 2024, management implemented cost reduction measures which included a workforce reduction of 154 full-time employees. Management is currently in active negotiations with potential customers to secure revenue producing contracts. Should the execution of customer contracts or capital raising activities be delayed, management plans to implement a phased cost reduction program within our control to reduce cash outflows, as needed, during the next twelve months. As a result of these plans, we believe we will have sufficient funds available to cover required R&D activities and operating cash needs for the next twelve months.

2.Merger Transaction
Merger with Spring Valley

In December 2021, NuScale LLC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spring Valley Acquisition Corp. (“Spring Valley”) and Spring Valley Merger Sub, LLC (“Merger Sub”), a wholly owned subsidiary of Spring Valley. Pursuant to the Merger Agreement, Merger Sub merged with and into NuScale LLC (the “Merger”), with NuScale LLC surviving the Merger (the “Surviving Company”), Spring Valley being renamed NuScale Corp, and NuScale LLC continuing to be held as a wholly controlled subsidiary of NuScale Power Corporation in an “Up-C” structure. On May 2, 2022, the Merger and other transactions contemplated by the Merger Agreement (collectively the “Transaction”) was completed.

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

In connection with the Transaction:
•Each Convertible Preferred Unit of NuScale LLC was converted into common units using an exchange ratio, and each NuScale LLC common unit holder received a certain number of NuScale LLC Class B units and non-economic voting shares of NuScale Corp Class B common stock based on an exchange ratio. Holders of NuScale LLC Class B units have the right to exchange each Class B unit, together with the cancellation for no consideration of one share of NuScale Corp Class B common stock, par value $0.0001, for one share of NuScale Corp Class A common stock, par value $0.0001, or cash, subject to certain restrictions.
•Institutional and accredited investors purchased 23,700,002 shares of Class A common stock for an aggregate amount of $235,000.

The consummation of the Transaction resulted in NuScale LLC receiving cash equal to $341,500 and assuming Warrant liabilities valued at $47,500.

Tax Receivable Agreement

Substantially all of the assets of the combined company are held by NuScale LLC, and NuScale Corp’s only assets are its equity interest in NuScale LLC and prepaid assets. NuScale Corp entered into a Tax Receivable Agreement (“TRA”) with NuScale LLC, each of the TRA Holders (as defined in the TRA), and Fluor, in its capacity as TRA Representative (as defined in the TRA). Pursuant to the TRA, NuScale Corp must pay 85% of the net cash tax savings from certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of any increases in tax basis and other tax benefits resulting from any exchange by the TRA holders of NuScale LLC Class B units and NuScale Corp Class B common stock for shares of Class A common stock or cash in the future.

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

As of December 31, 2023, there have been 23,919,679 Class B units exchanged for shares of Class A common stock. Associated with these exchanged units we have calculated an implied TRA obligation of $60,347 as of December 31, 2023. However, given NuScale Corp’s current tax situation we conclude the liability is not probable, and thus no liability related to projected obligations under the TRA has been recorded.
3. Summary of Significant Accounting Policies
Principles of Consolidation

As part of the Transaction, NuScale Corp has been determined to be the primary beneficiary of NuScale LLC, a variable interest entity (“VIE”). As the sole managing member of NuScale LLC, NuScale Corp has both the power to direct the activities, and direct ownership to share in the revenues and expenses of NuScale LLC. As such, all the activity of NuScale LLC has been consolidated in the accompanying consolidated financial statements. All assets and liabilities included in the consolidated balance sheet are that of NuScale LLC, other than the Warrants and certain prepaid assets. All intercompany transactions have been eliminated upon consolidation.

Changes in Presentation

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
For the year ended December 31, 2022, sponsored cost share totaling $177 that was previously included in Interest income (expense) has been reclassified to Sponsored cost share to conform to the current year presentation on the accompanying consolidated statements of operations. No such reclassifications were required for the other years.

For the year ended December 31, 2022, amounts totaling $4,246 and $3,504 were reclassified out of G&A expenses and into R&D expenses and Other expenses, respectively, while for the year ended December 31, 2021, amounts totaling $1,252 and $5,249, respectively, were reclassified out of G&A expenses and into R&D expenses and Other expenses, to conform to the current year presentation.

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

Cash in the amount of $5,100 is restricted as collateral for the letter of credit associated with the Release Agreement with CFPP LLC at December 31, 2023, while at December 31, 2022, cash in the amount of $26,532 was restricted as collateral for the letter of credit associated with the DCRA. The DCRA spanned multiple years requiring the amount to be classified as a noncurrent asset in the prior year, while the Release Agreement will be finalized during the 2024 fiscal year resulting in the related restricted cash being classified as a current asset, both of which are identified as Restricted cash in the consolidated balance sheet. The restricted cash balance plus cash and cash equivalents on the consolidated balance sheet equals cash, cash equivalents and restricted cash, as reflected in the consolidated statements of cash flows.
Sales and Marketing Agreements

The Company has entered into sales and marketing agreements pursuant to which it prepaid certain expenses to the counterparty. As of December 31, 2023, the balance of $15,000 is included in Prepaid expenses, on the accompanying consolidated balance sheet and will be amortized monthly on a straight-line basis through the period ended December 31, 2024.

Accounts and Other Receivables
Accounts and other receivables include reimbursement requests outstanding from cost share agreements with various entities, interest receivable and commercial accounts receivable associated with other federal projects. The reimbursement requests outstanding from DOE awards are recognized as eligible costs are incurred. Reimbursement under the awards are included in Sponsored cost share in the consolidated statements of operations.

The majority of our receivables are either due from the U.S. federal government or have to do with a federal project. For these reasons, all receivables are deemed to be fully collectible and no allowance has been recorded.

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
In-process Research and Development
IPR&D represents incomplete research and development projects that had not reached technological feasibility as of their acquisition date in 2011. Due to the nature of IPR&D, the expected life is indefinite and it will be evaluated periodically for attainment of technological feasibility or impairment. Technological feasibility is established when an enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features and technical performance requirements. IPR&D was concluded to include both fundamental and defensive technologies comprised of OSU-licensed and NuScale-owned patented and unpatented technology and trade secrets. Such technologies are designed to work together in the operation of a nuclear power module.
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

Sponsored Cost Share

As our commercialization activities advance, we have continued to enter into cost share agreements with various entities, including both governmental and private, under which the Company is reimbursed for specific R&D activities. As of December 31, 2023, these entities include DOE, United States Department of State and United States Trade and Development Agency (combined as “USG”), CFPP LLC and RoPower Nuclear S.A.

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Since 2014, the DOE has provided critical funding to the Company through a series of cooperative agreements that support ongoing commercialization activities. During the year ended December 31, 2023, 2022 and 2021, DOE cost share totaled $29,320, $72,337 and $73,522.

Beginning in 2021, the Company partnered with USG to develop SMRs in foreign markets. Under USG’s technical assistance grant programs, we receive cost share commitments to support licensing work in these foreign markets, one of which is additionally supported by RoPower Nuclear S.A. During the year ended December 31, 2023 and 2022, USG cost share totaled $23,828 and $177, respectively, while there was no such cost share received during 2021.

Finally, we received subrecipient cost share from CFPP LLC under a contract between the DOE and UAMPS for R&D performed. Under this agreement we received cost share of $7,883 for the year ended December 31, 2023, with no such subrecipient cost share earned prior to this year.
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
The carrying amount of certain financial instruments, including prepaid expenses and deposits, accounts payable and accrued expenses approximates fair value due to their short maturities.
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
Long-Lived Assets
Long-lived assets including primarily property and equipment and acquired IPR&D are reviewed for impairment annually and when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. If this

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
review indicates that the carrying amount will not be recoverable, as determined based on comparing the estimated undiscounted future cash flows to the carrying amount, impairment is measured by comparing the carrying amount to fair value. No impairment charges were incurred for the years ended December 31, 2023, 2022 and 2021.
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
Leases
The Company recognizes right-of-use assets and lease liabilities for leases with terms greater than 12 months. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. As of December 31, 2023 and 2022, the Company has only operating leases.
The Company’s right-of-use assets relate to office facilities, some of which include one or more options to renew, with renewal terms that can extend the lease term up to 4 years. The exercise of the lease renewal is at the Company’s discretion. Renewal periods are included in the expected lease term if they are reasonably certain of being exercised by the Company. None of the Company’s lease agreements contain material residual value guarantees or material restrictions or covenants.
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

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815, Derivatives and Hedging, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of the Public and Private Placement Warrants has been estimated using the Public Warrants’ quoted market price.

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

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
The option valuation model used to calculate the Company’s options uses the treasury yield curve rates for the risk-free interest rate for a period equal to the expected option life and the simplified method to calculate the expected option life (options qualified as ‘plain vanilla’ under the provisions of Staff Accounting Bulletin 107). Volatility is determined by reference to the actual volatility of several publicly traded companies that are similar to NuScale in its industry sector. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. Forfeitures are recognized as they occur. All equity-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards.

Equity-based compensation is recorded as a general and administrative expense and other expense in the statements of operations.
Segment Information
The Company has determined that its Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”) are its chief operating decision makers. These individuals review financial information presented for purposes of assessing performance and making decisions on how to allocate resources at the overall company level. The Company has determined that it currently operates as a single segment, though it will periodically revisit the information used by its chief operating decision makers to allocate resources and to manage the operations as it nears commercialization and deployment of its NPMs.
Research and Development
R&D expenses represent costs incurred for designing and engineering products, including the costs of developing design tools. All research and development costs related to product development are expensed as incurred.

Advertising

Advertising costs are expensed as incurred and are recognized as a component of general and administrative expenses on the consolidated statement of operations. Advertising costs expensed were approximately $14,617, $7,340 and $2,600 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Recent Accounting Pronouncements

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)

The Company considers the applicability and impact of all Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard.
4. Equity and Loss Per Share
Noncontrolling Interests

Following the Transaction, holders of Class A common stock own direct controlling interest in the results of the combined entity, while the Legacy NuScale Equityholders own an economic interest in NuScale LLC, shown as noncontrolling interests (“NCI”) in equity in NuScale Corp’s consolidated financial statements. The indirect economic interests are held by Legacy NuScale Equityholders in the form of NuScale LLC Class B units. The following table summarizes the economic interests of NuScale Corp between the holders of Class A common stock and indirect economic interests held by NuScale LLC Class B unitholders:

	As of and for the year ended December 31, 2023	As of and for the period from May 2, 2022 through December 31, 2022
NuScale Corp Class A common stock
Beginning of period	69,353,019	41,971,380
Conversion of combined interests into Class A common stock	2,613,788	21,305,891
Issuance of Class A common stock	1,737,378	—
Vesting or exercise of equity awards	3,190,981	4,431,824
Vesting of earn out shares	—	1,643,924
End of period	76,895,166	69,353,019

NuScale LLC Class B units (NCI)
Beginning of period	157,090,820	178,396,711
Conversion of combined interests into Class A common stock	(2,613,788)	(21,305,891)
End of period	154,477,032	157,090,820

Total
Beginning of period	226,443,839	220,368,091
Issuance of Class A common stock	1,737,378	—
Vesting or exercise of equity awards	3,190,981	4,431,824
Vesting of earn out shares	—	1,643,924
End of period	231,372,198	226,443,839

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)

	As of and for the year ended December 31, 2023	As of and for the period from May 2, 2022 through December 31, 2022
Ownership Percentage

NuScale Corp Class A common stock
Beginning of period	30.6%	19.0%
End of period	33.2%	30.6%

NuScale LLC Class B units (NCI)
Beginning of period	69.4%	81.0%
End of period	66.8%	69.4%

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

Members’ Equity of NuScale LLC

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

Basic loss per share is based on the weighted-average number of shares of Class A common stock outstanding during the period. Diluted loss per share is based on the average number of shares of Class A common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of RSUs, Stock Options and Warrants, if any, using the “treasury stock” method and for all other interests that convert into potential shares of Class A common stock, if any, using the “if converted” method. Net loss attributable to Class A common stockholders for diluted loss per share is adjusted for the Company’s share of NuScale LLC’s net loss, net of NuScale Corp taxes, after giving effect to all other interests that convert into potential shares of Class A common stock, to the extent it is dilutive. In addition, net loss attributable to Class

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
A common stockholders for diluted loss per share is adjusted for the after-tax impact of changes to the fair value of warrant liabilities, to the extent the Company’s Warrants are dilutive.

The following table sets forth the computation of basic and diluted net loss per share of Class A common stock and represents the period where the Company had Class A and Class B common stock outstanding. Class B common stock represents a right to cast one vote per share at the NuScale Corp level, and carry no economic rights, including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted loss per share. As such, basic and diluted loss per share of Class B common stock has not been presented.

	As of and for the year ended December 31, 2023	As of and for the period from May 2, 2022 through December 31, 2022
Net loss attributable to Class A common stockholders	$(58,362)	$(25,914)
Weighted-average shares for basic and diluted loss per share	73,386,018	50,763,844
Basic and Diluted loss per share of Class A common stock	$(0.80)	$(0.51)
Anti-dilutive securities excluded from shares outstanding:
Class B common shares	154,477,032	157,090,820
Stock options	9,565,211	12,224,783
Warrants	18,458,701	18,458,703
Time-based RSUs	3,255,317	2,140,651
Total	185,756,261	189,914,957

On August 9, 2023, NuScale entered into a Sales Agreement with Cowen and Company, LLC, B. Riley Securities, Inc. and Canaccord Genuity LLC as sales agents under which the Company may offer and sell shares of the Company’s Class A common stock, having an aggregate sales price of up to $150,000 from time to time through the sales agents (“ATM Program”). During the year ended December 31, 2023, the Company issued and sold 1,737,378 shares of Class A common stock for the gross and net proceeds of $10,356 and $9,836, respectively, with no such sales for the same periods in the prior year. As of December 31, 2023, we have 18,262,622 shares of Class A common stock, at an aggregate sales price up to $139,644, eligible for sale under the ATM Program.

Subsequent to December 31, 2023, the Company issued and sold 2,111,199 shares of Class A common stock for the gross and net proceeds of $5,578 and $5,438, respectively.

5. Warrant Liabilities
As of December 31, 2023, the Company had 9,558,701 Public Warrants and 8,900,000 Private Placement Warrants outstanding, while at December 31, 2022, the Company had 9,558,703 Public Warrants and 8,900,000 Private Placement Warrants. For the period from May 2, 2022 through December 31, 2022, 1,941,297 Public Warrants were exchanged for cash of $22,325, while for the year ended December 31, 2023 there were nominal exchanges.

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

The following table represents the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022:

(in thousands)	Level 1	Level 2	Level 3	Total
Warrant Liabilities:
Public Warrants	2,963	—	—	2,963
Private Placement Warrants	—	2,759	—	2,759
Total Warrant Liabilities as of December 31, 2023	2,963	2,759	—	5,722

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)

(in thousands)	Level 1	Level 2	Level 3	Total
Warrant Liabilities:
Public Warrants	15,198	—	—	15,198
Private Placement Warrants	—	14,151	—	14,151
Total Warrant Liabilities as of December 31, 2022	15,198	14,151	—	29,349
7.Accounts and Other Receivables
Accounts and other receivables include reimbursement requests outstanding from the sponsored cost share awards, interest receivable and commercial accounts receivable associated with other federal projects. The DOE reimbursement requests are recognized as eligible costs are incurred. Reimbursement under the awards is recognized as award funds are obligated, and are included in Sponsored cost share in the consolidated statement of operations. As of December 31, 2023 and 2022, interest receivable of $318 and $1,021, respectively, was outstanding.

The majority of our receivables are either due from the U.S. federal government or have to do with a federal project. For these reasons, all receivables are deemed to be fully collectible and no allowance has been recorded.
8. Property, Plant and Equipment
Property, plant and equipment consisted of the following at December 31:

	2023	2022
Furniture and fixtures	$27	$173
Office and computer equipment	7,274	7,393
Software	14,102	13,864
Test equipment	1,165	347
Leasehold improvements	2,293	2,312
	24,861	24,089
Less: Accumulated depreciation	(20,745)	(19,431)
Add: Assets under development	—	112
Net property, plant and equipment	$4,116	$4,770
Depreciation of property, plant and equipment for the years ended December 31, 2023, 2022 and 2021 was $2,380, $2,521 and $2,018, respectively. Depreciation in the amount of $520 and $1,860 is included in G&A expenses and Other expense, respectively, for the 2023 fiscal year, $770 and $1,751, respectively, for the 2022 fiscal year and $876 and $1,142, respectively, for the 2021 fiscal year.
9. DCRA, LLM Agreement and Release Agreement
During the first quarter of 2023, we entered into the LLM Agreement with CFPP LLC. Related to this contract, the Company has subcontracted for the purchase of certain long-lead materials (“LLM”) in the amount of $55,700, that were to be used in fabrication of the NPMs as part of the DCRA with CFPP LLC. However, during the third quarter of 2023, management believed that it was probable that NuScale or CFPP LLC would terminate the DCRA and LLM Agreement. For this reason, the Company recorded a liability for net development costs, pursuant to the DCRA, in the amount of $34,500 as of September 30, 2023.

Subsequently, on November 7 2023, NuScale and CFPP LLC entered into the Release Agreement whereby the DCRA and LLM Agreement would be suspended, while wind down procedures and the ultimate disposition of the long-lead materials would be negotiated between the Company, CFPP LLC and DOE. As part of the Release Agreement, NuScale was required to pay $49,769 to CFPP LLC and provide a letter of credit in the amount of $5,000 for demobilization and wind

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
down costs. This letter of credit is collateralized by $5,100 and included in the accompanying consolidated balance sheet as Restricted cash.

Upon final settlement of the LLM Agreement, we are entitled to the LLM purchased under the LLM Agreement. However, because the Company is still in discussion with DOE regarding the means and timing for lifting a DOE lien on the LLM (stemming from DOE’s funding under its cost share agreement with CFPP LLC), we may have to pay costs to DOE (in addition to the refund to CFPP LLC already paid) to obtain the LLM free of liens from DOE to use the LLM for a project at the CFPP site or for another customer. Until the Company formalizes an agreement with DOE and CFPP LLC regarding the LLM, there is no guarantee we will be able to use such materials in another project. Additionally, as a result of the Release Agreement and pending LLM termination, NuScale no longer has a revenue contract with CFPP, LLC. Due to this fact and due to the DOE lien, as of December 31, 2023, NuScale has included the previously titled deferred revenue associated with CFPP LLC as Long-lead material liability on the accompanying consolidated balance sheet in the amount of $32,323 for the estimated cost to gain 100% of the LLM, once completed. The LLM represents in process inventory recorded at cost and is identified as Long-lead material work in process on the consolidated balance sheet in the amount of $36,361.

10. Intangible Assets and Redeemable Common Units
In 2007, NuScale LLC entered into a patent license agreement (the “Agreement”) with OSU, which granted NuScale LLC a worldwide, exclusive license under three patents. In 2015, NuScale LLC entered into a “Purchase, Sale and License Agreement” (“PLA”) with OSU, whereby OSU sold and assigned to NuScale LLC certain patent and intellectual property rights, including the patent intellectual property rights that OSU formerly exclusively and non-exclusively licensed to NuScale LLC under the Agreement; and granted NuScale LLC a license to use, reproduce, prepare derivative works of, distribute, transmit, publicly perform and publicly display the testing data.
As consideration of this purchase, NuScale LLC issued a cash payment of $1,000 upon execution of the agreement as well as on-going $25 quarterly cash payments continuing until the earlier of (i) such time as NuScale LLC completes the sale of its first commercial-scale nuclear module (exclusive of modules designated to validate the operability of a NuScale module) to a commercial customer or (ii) expiration of the term of the last valid claim under the assigned patents to expire. Additionally, NuScale LLC will make royalty payments to OSU on the sale of NuScale LLC’s first and subsequent commercial-scale nuclear modules to a commercial customer as follows:
•0.25% of the then current commercial price paid to NuScale LLC for the first twenty-four (24) NuScale modules sold to commercial customers.
•0.15% of the then current commercial price paid to NuScale LLC for the next twelve (12) NuScale modules sold to commercial customers.
Under the initial PLA, NuScale LLC granted OSU 2,750,000 NuScale LLC common units valued at a weighted average price per unit of $0.25 determined on their respective grant date. Additionally, under the updated agreement, NuScale LLC granted OSU 3,250,000 NuScale LLC common units valued at $0.45 per unit on the grant date, resulting (in addition to the cash payment of $1,000) in a value assigned to the patents of $2,462 which is being amortized on a straight-line basis over the remaining life of the patents which is estimated to be through 2034. The gross carrying amount of the patents, and the associated accumulated amortization was $2,462 and $1,580, respectively, at December 31, 2023 and $2,462 and $1,403, respectively, at December 31, 2022. Estimated amortization expense for each of the five succeeding years is expected to be $177 per year.
Accordingly, as of December 31, 2021, the 6,000,000 NuScale LLC common units subject to possible redemption are presented as mezzanine equity, outside of Member’s Equity. Upon consummation of the Transaction, these 6,000,000 NuScale LLC common units were converted into NuScale Corp Class B common stock and are now included in consolidated statement of changes in stockholders’ equity.
Commencing on the effective date of the Agreement and continuing until such time as NuScale LLC completes the sale of its first commercial-scale nuclear module to a commercial customer, OSU shall have the right, but not the obligation, to sell all of its then current common share holdings in NuScale Holdings and all of its then current common stock in NuScale Corp (collectively the “NuScale Shares”) to NuScale LLC if, but only if, the NRC issues a written determination that :

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
(a) OSU’s ownership of the NuScale Shares creates a conflict of interest for OSU; and (b) OSU must divest the entirety of such NuScale Shares in order to continue performing work on NuScale LLC’s behalf for certification of the NuScale reactor design. In the event OSU exercises such option, the parties shall enter into a Share Purchase and Sale Agreement, in form and substance reasonably acceptable to each party, pursuant to which OSU would agree to sell and NuScale LLC would agree to purchase all of the NuScale Shares for a price equal to the then current market value of the NuScale Shares.
11. Leases

	Balance Sheet	As of December 31,
Lease Assets and Liabilities	Classification	2023	2022
Right-of-use Assets
Operating lease assets	Other assets	$2,569	$3,870
Total right-of-use assets		2,569	3,870

Lease Liabilities
Operating lease liabilities, current	Other accrued liabilities	1,495	1,568
Operating lease liabilities, noncurrent	Noncurrent liabilities	1,442	2,786
Total lease liabilities		$2,937	$4,354

Supplemental information related to the Company’s leases follows:

	As of December 31,
	2023	2022
Right-of-use assets obtained in exchange for new operating leases	$153	$—
Weighted-average remaining lease term – operating leases	1.95 years	2.74 years
Weighted average discount rate-operating leases	5.07%	4.92%
The remaining lease payments under the Company’s leases follows:

Year ended December 31,	Operating Leases
2024	$1,604
2025	1,396
2026	79
Total lease payments	$3,079
Less: interest	(142)
Present value of lease liabilities	$2,937

Lease expense for the years ended December 31, 2023, 2022 and 2021 totaled $1,716, $2,063 and $1,695, respectively. Of these amounts $1,637, $1,851 and $1,505 consist of operating lease costs for the years ended December 31, 2023, 2022 and 2021 while $79, $212 and $190 account for short-term lease costs for the same time period.
12. Employee Benefits
401(k) Plan
The Company sponsors a defined contribution 401(k) Plan with Company contributions to be made at the sole discretion of the management. Under the provisions of the 401(k) Plan, the Company matches the employees’ contributions for the first 3% of compensation and matches 50% of the employees’ contributions for the next 2% of compensation. The expense for the 401(k) Plan was $2,691, $2,511 and $1,878 for 2023, 2022 and 2021, respectively.

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
13. Equity-Based Compensation
The total compensation expense recognized for common share options and time-based RSU awards during the years ended December 31, 2023, 2022 and 2021 was $16,237, $10,821 and $6,441 respectively. For the year ended December 31, 2023, equity-based compensation of $6,509 was included in G&A expense and $9,728 was included in Other expense, compared to $5,197 and $5,624, respectively, for the year ended December 31, 2022, and $3,257 and $3,184, respectively, for the year ended December 31, 2021.

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

Under the Company’s 2022 LTIP there have been no options granted but there were RSU awards granted to the Board and NuScale employees. New Directors receive a one-time award that vests quarterly over one year, while independent Directors receive an annual award that vests quarterly over three years. Employee awards are granted annually, with each award vesting one-third annually for a period of three years from the date of the award.

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

The Company measures the fair value of each share option grant at the date of grant using a Black-Scholes option pricing model.

Stock Options

The following table summarizes the stock options activity as of and for the period ended December 31, 2023:

		Weighted Average	Aggregate
Share Options	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at December 31, 2022	12,224,783	$4.09	$75,427
Exercised	(2,416,987)	$2.59	$11,986
Forfeited	(198,853)	$6.34	$—
Expired	(43,732)	$6.62	$—
Outstanding at December 31, 2023	9,565,211	$4.09	$307
Exercisable at December 31, 2023	9,209,328	$4.28	$307
Vested and Expected to Vest at December 31, 2023	9,565,211	$4.09	$307

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)

The total fair value of options that vested during 2023, 2022 and 2021 was $3,213, $3,986 and $3,673, respectively. The weighted average remaining contractual term for all options outstanding at December 31, 2023 was 4.8 years and the remaining weighted average contractual term of options exercisable was 4.7 years. The weighted-average grant date fair value of options granted for the year ended December 31, 2022 was $6.29, while no options were granted during the year ended December 31, 2023. These awards were granted under the Legacy Plan and required their fair value be adjusted using the exchange ratio. Prior to the Transaction, the options had no intrinsic value. Cash received for the exercise of stock options for the years ended December 31, 2023 and 2022 totaled $6,291 and $7,224, respectively. Total unrecognized stock option expense as of December 31, 2023 was $1,757 with a weighted-average period over which it is expected to be recognized of 0.7 years.

The assumptions used in determining the fair value of options granted during the years ended 2022 and 2021 are below, while no options were granted during the 2023 fiscal year:

	2022	2021
Risk-free interest rate	1.44%	0.62%-1.31%
Expected dividend yield	NA	NA
Expected option life	6.25 years	6.25 years
Expected price volatility	73.98%	64.6%-74.0%
Time-based RSUs
The following table summarizes the activity of our time-based RSUs as of and for the year ended, December 31, 2023:

		Weighted Average
Time-based RSUs	Number of RSUs	Grant-Date Fair Value
Outstanding at December 31, 2022	2,140,651	$10.71
Granted	2,319,818	9.62
Vested	(773,994)	10.48
Forfeited/Expired	(431,158)	10.59
Outstanding at December 31, 2023	3,255,317	$10.02
The fair value of the RSUs that vested in the 2023 fiscal year totaled $6,016, with only a nominal value in 2022 and no RSUs vesting in 2021. Total unrecognized RSU expense as of December 31, 2023 was $23,563 with a weighted-average period over which it is expected to be recognized of 1.0 years.

In February 2024, under the Company’s 2022 long-term incentive plan, the Board of Directors approved 4,598,635 employee time-based RSU awards, with an aggregate fair value of $14,716, that vest one-third annually starting in February 2025 for a period of three years.

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

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
14. Income Taxes
As of December 31, 2023, NuScale Corp holds 33.2% of the economic interest in NuScale Power, LLC, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, NuScale Power, LLC is itself generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. NuScale Power Corp is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of NuScale Power, LLC. For the days and periods prior to the Transaction, NuScale Power, LLC was a partnership. As such, its net taxable loss and any related tax credits were allocated to its members.

The Company had no current or deferred income tax expense for the years ended December 31, 2023 and 2022.

A reconciliation of income tax expense with amounts computed at the federal statutory tax rate is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022

Computed tax (21%)	$(37,824)	$(29,730)
Income attributable to legacy NuScale LLC holders	$—	$6,543
Income tax benefit attributable to NCI	$25,568	$17,746
Change in valuation allowance	$20,048	$9,227
State income tax benefit, net of effect on federal tax	$(2,831)	$(1,235)
Other, net (none in excess of 5% of computed tax)	$(4,961)	$(2,551)
Income tax expense	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Non-current deferred tax assets (liabilities) were as follows:

Deferred Taxes	Year Ended December 31, 2023	Year Ended December 31, 2022
Deferred Tax Assets:
Investment in NuScale Power LLC	$142,472	$122,982
Net operating loss and credit carryforwards	$11,919	$3,577
Accrued Expenses	$62	$—
Stock Compensation	$7	$95
Total deferred tax assets	$154,460	$126,654
Valuation allowance	$(154,460)	$(126,654)
Total	$—	$—

Deferred Tax Liabilities (none noted)

Net deferred tax asset	$—	$—

The Company has assessed the realizability of the net deferred tax assets, and in that analysis, has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, the Company considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. A significant piece of objective negative evidence evaluated was the

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
cumulative loss incurred by NuScale Power, LLC over the three year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. After consideration of all these factors, the Company has recorded a full valuation allowance against the deferred tax assets at NuScale Power Corp as of the Transaction and as of December 31, 2023, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances. The initial recognition of the Company’s deferred tax assets and valuation allowance in connection with the Transaction was recorded to “Additional paid-in capital” on the consolidated balance sheet. As noted above, the valuation allowance completely offset the deferred tax assets of NuScale Power Corp, which resulted in a net zero impact to the Company’s consolidated balance sheet as of the Transaction.

As of December 31, 2023, the Company had U.S. federal net operating loss (“NOL”) and credit carryforwards totaling $10,236, which do not expire, as well as state NOL carryforwards totaling $1,683, which have various expiration dates extending through 2042.

The Company recognizes the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the extent the Company’s assessment of such tax positions changes, the change in estimate will be recorded in the period in which the determination is made. As of December 31, 2023, the Company has not recorded any uncertain tax positions, as well as any accrued interest and penalties on the consolidated balance sheet. During the year ended December 31, 2023, the Company did not record any interest and penalties in the consolidated statements of operations.

The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state, and local income tax returns are currently under examination by the respective taxing authorities.
15. Related Party Transactions
From time to time, the Company enters into strategic agreements with Fluor, whereby Fluor or NuScale perform services for one another. For the years ended December 31, 2023, 2022 and 2021, NuScale incurred expenses for services by Fluor of $32,875, $31,289 and $18,113, respectively. As of December 31, 2023 and 2022, NuScale owed Fluor, as accounts payable and accrued expenses on the consolidated balance sheet, amounts totaling $4,080 and $7,694, respectively. For the years ended December 31, 2023, 2022 and 2021, NuScale earned revenue from Fluor of $16,897, $8,550 and $1,553, respectively. As of December 31, 2023 and 2022 Fluor owes NuScale $2,642 and $1,508, respectively, amounts which are included in accounts and other receivables on the consolidated balance sheet.
For the years ended December 31, 2023 and 2022, revenue earned from Fluor accounted for 74.1% and 72.4%, respectively, of total revenue.

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

On September 19, 2022, thirteen purported members of NuScale LLC filed suit in the U.S. District Court for the District of Oregon against NuScale LLC, Fluor Enterprises, Japan NuScale Innovation, Inc., and Sargent & Lundy Holdings, LLC. The plaintiffs purport to represent a class of individuals who held common units or options to purchase common units in NuScale LLC and seek declaratory relief and damages based on breach of contract and other common law claims. The claims in the complaint are based on amendments to the operating agreement of NuScale LLC in connection with the Merger between NuScale LLC and Spring Valley Acquisition Corp. NuScale LLC filed a motion to dismiss the complaint on November 21, 2022. Plaintiffs filed a response on January 17, 2023, and NuScale LLC filed a reply on February 14, 2023. A hearing on various motions to dismiss took place on May 17, 2023, and on August 3, 2023, the Magistrate Judge assigned to the case issued a report and recommendation that recommended that NuScale LLC’s motion to dismiss be denied. On August 17, 2023, NuScale LLC filed an objection to the report and recommendation. On November 13, 2023, the District Court Judge entered an order accepting the report and recommendation. On December 8, 2023, Plaintiffs filed

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
a motion for leave to amend their complaint, seeking to add back in the defendants that were dismissed (Fluor Enterprises, Japan NuScale Innovation, Inc., and Sargent & Lundy Holdings, LLC). NuScale LLC and the other defendants opposed the proposed amendment. While no assurance can be given as to the ultimate outcome of this matter, the Company does not believe it is probable that a loss will be incurred and the Company has not recorded any liability as a result of these actions.

Two other shareholder class action lawsuits were filed in the U.S. District Court for the District of Oregon against the Company, John Hopkins, Chris Colbert, Robert Hamady and Clayton Scott: (1) Sigman v. NuScale Power Corp., et al. (Case No. 23-1689, filed November 15, 2023), and (2) Ryckewaert v. NuScale Power Corp., et al. (Case No. 23-1956, filed December 26, 2023). These lawsuits assert virtually identical allegations and claims and were consolidated before the same judge on February 2, 2024. The lawsuits assert claims under the federal securities laws and allege that the Company and members of management made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations and prospects, and specifically about certain of the Company’s agreements with customers. The Court has appointed lead plaintiff and lead counsel, and it has ordered the plaintiffs to file an amended complaint on or before March 21, 2024 and for NuScale to respond 28 days thereafter. While no assurance can be given as to the ultimate outcome of this matter, the Company does not believe it is probable that a loss will be incurred and the Company has not recorded any liability as a result of these actions.In the regular course of business, the Company is involved in various legal proceedings and claims incidental to the normal course of business. Other than as disclosed immediately below, the Company does not believe that any legal claims are material to the Company. Management does not believe that resolution of any of these matters will materially affect the Company’s financial position or results of operations.

On September 19, 2022, thirteen purported members of NuScale LLC filed suit in the U.S. District Court for the District of Oregon against NuScale LLC, Fluor Enterprises, Japan NuScale Innovation, Inc., and Sargent & Lundy Holdings, LLC. The plaintiffs purport to represent a class of individuals who held common units or options to purchase common units in NuScale LLC and seek declaratory relief and damages based on breach of contract and other common law claims. The claims in the complaint are based on amendments to the operating agreement of NuScale LLC in connection with the Merger between NuScale LLC and Spring Valley Acquisition Corp. NuScale LLC filed a motion to dismiss the complaint on November 21, 2022. Plaintiffs filed a response on January 17, 2023, and NuScale LLC filed a reply on February 14, 2023. A hearing on various motions to dismiss took place on May 17, 2023, and on August 3, 2023, the Magistrate Judge assigned to the case issued a report and recommendation that recommended that NuScale LLC’s motion to dismiss be denied. On August 17, 2023, NuScale LLC filed an objection to the report and recommendation. On November 13, 2023, the District Court Judge entered an order accepting the report and recommendation. On December 8, 2023, Plaintiffs filed a motion for leave to amend their complaint, seeking to add back in the defendants that were dismissed (Fluor Enterprises, Japan NuScale Innovation, Inc., and Sargent & Lundy Holdings, LLC). NuScale LLC and the other defendants opposed the proposed amendment. While no assurance can be given as to the ultimate outcome of this matter, the Company does not believe it is probable that a loss will be incurred and the Company has not recorded any liability as a result of these actions.

Two other shareholder class action lawsuits were filed in the U.S. District Court for the District of Oregon against the Company, John Hopkins, Chris Colbert, Robert Hamady and Clayton Scott: (1) Sigman v. NuScale Power Corp., et al. (Case No. 23-1689, filed November 15, 2023), and (2) Ryckewaert v. NuScale Power Corp., et al. (Case No. 23-1956, filed December 26, 2023). These lawsuits assert virtually identical allegations and claims and were consolidated before the same judge on February 2, 2024. The lawsuits assert claims under the federal securities laws and allege that the Company and members of management made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations and prospects, and specifically about certain of the Company’s agreements with customers. The Court has appointed lead plaintiff and lead counsel, and it has ordered the plaintiffs to file an amended complaint on or before March 21, 2024 and for NuScale to respond 28 days thereafter. While no assurance can be given as to the ultimate outcome of this matter, the Company does not believe it is probable that a loss will be incurred and the Company has not recorded any liability as a result of these actions.

In connection with DOE and UAMPS Award 8935, DOE designated NuScale as a subrecipient to UAMPS for the production of NPM 1, while classifying NuScale as a contractor or subcontractor for NPMs 2-12. As part of DOE’s classification of NuScale as a contractor or subcontractor for NPMs 2-12, DOE noted that should NuScale fail to initiate commercial operation of NPM 1, DOE has the right to demand repayment of the fees invoiced for NPMs 2-12.

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
17. Subsequent Events

On January 5, 2024, NuScale announced the Plan to reduce the Company’s workforce by 154 full time employees, or 28%, in order to continue our transition from a R&D-based company to a commercial company. This will result in a one-time charge of approximately $3,000 during the first quarter of 2024.