Form 10-Q
period 2024-03-31
NUSCALE POWER Corp
filed 2024-05-09
CIK 1822966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had 88,538,809 Class A common shares, $0.0001 par value and 154,473,395 Class B common shares, $0.0001 par value outstanding as of May 3, 2024.

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
• “GAAP” refers to United States Generally Accepted Accounting Principles.
• “G&A” expenses refers to general and administrative expenses.
• “IPO” or “Initial Public Offering” refers to the initial public offering of Spring Valley, which closed on
November 27, 2020.
• “Legacy NuScale Equityholders” refers to the holders of NuScale LLC Class B units.
• “LLM Agreement” refers to the Long Lead Material Reimbursement Agreement, dated February 28, 2023, entered into between NuScale LLC and CFPP LLC.
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
• “Release Agreement” refers to the Confidential Settlement and Release Agreement, dated November 7, 2023, entered into between NuScale LLC and CFPP LLC.
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
•our financial and business status as a going concern;
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

Important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, are described in the section titled “Risk Factors” included in our 2023 Annual Report on Form 10-K. If one or more of those risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results may vary in material respects from those projected in those forward-looking statements. There may be additional risks that we currently consider immaterial, or which are unknown. It is not possible to predict or identify all such risks. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. No person should take any statement regarding past trends or activities as a representation that the trends or activities will continue in the future.

Part I - Financial Information
Item 1. Financial Statements
NuScale Power Corporation
Condensed Consolidated Balance Sheet

(in thousands, except share and per share amounts)	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$131,990	$120,265
Restricted cash	5,100	5,100
Prepaid expenses	14,576	19,054
Accounts and other receivables	5,103	10,127
Total current assets	156,769	154,546
Property, plant and equipment, net	3,553	4,116
In-process research and development	16,900	16,900
Intangible assets, net	837	882
Goodwill	8,255	8,255
Long-lead material work in process	40,317	36,361
Other assets	3,185	3,798
Total Assets	$229,816	$224,858
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$45,851	$44,925
Accrued compensation	5,412	8,546
Long-lead material liability	32,323	32,323
Other accrued liabilities	1,518	1,664
Total current liabilities	85,104	87,458
Warrant liabilities	14,767	5,722
Noncurrent liabilities	1,048	1,442
Deferred revenue	206	898
Total Liabilities	101,125	95,520
Stockholders’ Equity
Class A common stock, par value $0.0001 per share, 332,000,000 shares authorized, 86,760,243 and 76,895,166 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	9	8
Class B common stock, par value $0.0001 per share, 179,000,000 shares authorized, 154,473,395 and 154,477,032 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	15	15
Additional paid-in capital	382,068	333,888
Accumulated deficit	(257,026)	(240,454)
Total Stockholders’ Equity Excluding Noncontrolling Interests	125,066	93,457
Noncontrolling interests	3,625	35,881
Total Stockholders' Equity	128,691	129,338
Total Liabilities and Stockholders' Equity	$229,816	$224,858
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2024	2023
Revenue	$1,379	$5,505
Cost of sales	(735)	(3,416)
Gross Margin	644	2,089
Research and development expenses	13,155	27,570
General and administrative expenses	19,359	14,695
Other expenses	12,103	15,296
Loss from Operations	(43,973)	(55,472)
Sponsored cost share	3,396	17,873
Change in fair value of warrant liabilities	(9,045)	(1,108)
Interest income	1,542	3,097
Loss before Income Taxes	(48,080)	(35,610)
Provision (benefit) for income taxes	—	—
Net Loss	(48,080)	(35,610)
Net loss attributable to noncontrolling interests	(31,508)	(24,648)
Net Loss Attributable to Class A Common Stockholders	$(16,572)	$(10,962)

Loss Per Share of Class A Common Stock:
Basic and Diluted	$(0.21)	$(0.16)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	79,585,062	69,684,268
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	76,895	$8	154,477	$15	$333,888	$(240,454)	$35,881	$129,338
Equity-based compensation expense	—	—	—	—	2,218	—	—	2,218
Exercise of common share options and warrants and vested RSUs	1,692	—	—	—	3,600	—	—	3,600
Issuance of Class A common stock	8,169	1	—	—	41,614	—	—	41,615
Conversion of combined interests into Class A common stock	4	—	(4)	—	—	—	—	—
Rebalancing of ownership percentage for conversion of combined interest into Class A shares	—	—	—	—	748	—	(748)	—
Net loss	—	—	—	—	—	(16,572)	(31,508)	(48,080)
Balances at March 31, 2024 (unaudited)	86,760	$9	154,473	$15	$382,068	$(257,026)	$3,625	$128,691

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	69,353	$7	157,091	$16	$296,748	$(182,092)	$162,408	$277,087
Equity-based compensation expense	—	—	—	—	3,637	—	—	3,637
Exercise of common share options and warrants and vested RSUs	708	—	—	—	1,617	—	—	1,617
Issuance of Class A common stock	—	—	—	—	—	—	—	—
Conversion of combined interests into Class A common stock	—	—	—	—	—	—	—	—
Rebalancing of ownership percentage for conversion of combined interest into Class A shares	—	—	—	—	485	—	(485)	—
Net loss	—	—	—	—	—	(10,962)	(24,648)	(35,610)
Balances at March 31, 2023 (unaudited)	70,061	$7	157,091	$16	$302,487	$(193,054)	$137,275	$246,731

The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
OPERATING CASH FLOW
Net loss	$(48,080)	$(35,610)
Adjustments to reconcile net loss to operating cash flow:
Depreciation	490	615
Amortization of intangibles	44	44
Equity-based compensation expense	2,218	3,637
Impairment of intangible asset	71	—
Loss on disposal of property, plant and equipment	73	—
Change in the fair value of warrant liabilities	9,045	1,108
Net noncash change in right of use assets and lease liabilities	(90)	(345)
Changes in assets and liabilities:
Prepaid expenses and other assets	4,721	(99)
Accounts receivable	5,024	(9,793)
Long-lead material work in process	(3,956)	—
Accounts payable and accrued expenses	1,343	(170)
Lease liability	(398)	(150)
Deferred revenue	(861)	222
Accrued compensation	(3,133)	(2,596)
Net Cash Used In Operating Activities	(33,489)	(43,137)

INVESTING CASH FLOW
Sale of short-term investments	—	50,000
Purchases of property, plant and equipment	—	(351)
Net Cash Provided By Investing Activities	—	49,649

FINANCING CASH FLOW
Proceeds from the issuance of common stock, net of issuance fees	41,614	—
Proceeds from exercise of warrants and common share options	3,600	1,617
Net Cash Provided By Financing Activities	45,214	1,617

Net Increase in Cash, Cash Equivalents and Restricted Cash	11,725	8,129
Cash, cash equivalents and restricted cash:
Beginning of period	125,365	244,217
End of period	$137,090	$252,346
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
The majority of the Company’s operations and long-lived assets were attributable to operations in the United States other than the long-lead material work in process being manufactured in South Korea during the 2023 and 2024 fiscal years.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure funding to sustain operations until we reach commercialization and secure customers.

On January 5, 2024, NuScale announced a plan to reduce the Company’s workforce by 154 full time employees, or 28%, in order to continue our transition from a R&D-based company to a commercial company. This resulted in a one-time charge of $3,236 during the three months ended March 31, 2024.

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

We had $131,990 in cash and cash equivalents and $5,100 in restricted cash as of March 31, 2024 compared to $120,265 and $5,100, respectively as of December 31, 2023 and no debt at either period. Since NuScale’s inception,

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
we have incurred significant operating losses, have had negative operating cash flow and we have an accumulated deficit of $257,026 as of March 31, 2024. For the three months ended March 31, 2024, we used $33,489 of cash in operations. Historically, our primary sources of cash included investment capital and DOE and other government sponsored cost share agreements to support the advancement of the Company’s SMR technology both domestically and abroad. As we transition from a focus on research and development to commercialization of our technology, the Company is focusing on revenue producing commercial contracts. These factors combined with the execution of the Release Agreement with CFPP LLC have impacted our cash flow from operations during the period and our forecasted cash flow from operations during the remainder of the 2024 fiscal year.

In January 2024, management implemented cost reduction measures which included a workforce reduction of 154 full-time employees. Management is currently in active negotiations with potential customers to secure revenue producing contracts. Should the execution of customer contracts or capital raising activities be delayed, management plans to implement a phased cost reduction program, within our control, to reduce cash outflows, as needed. As a result of these plans, we believe we will have sufficient funds available to cover required R&D activities and operating cash needs for the next twelve months.
2.Summary of Significant Accounting Policies

Basis of Presentation
The Company’s unaudited condensed consolidated financial statements and related notes do not include notes and certain financial information normally presented annually under GAAP, and therefore should be read in conjunction with our 2023 Annual Report on Form 10-K. Accounting measures at interim dates inherently involve greater reliance on estimates than at year-end. Although such estimates are based on management’s most recent assessment of the underlying facts and circumstances utilizing the most current information available, our reported results of operations may not necessarily be indicative of results that we expect for the full year.
These financial statements are unaudited. In management’s opinion, they contain all adjustments of a normal recurring nature which are necessary to present fairly our financial position and our operating results as of and for the interim periods presented.

Principles of Consolidation

As part of the Transaction, NuScale Corp has been determined to be the primary beneficiary of NuScale LLC, a variable interest entity (“VIE”). As the sole managing member of NuScale LLC, NuScale Corp has both the power to direct the activities, and direct ownership to share in the revenues and expenses of NuScale LLC. As such, all the activity of NuScale LLC has been consolidated in the accompanying condensed consolidated financial statements. All assets and liabilities included in the balance sheet are that of NuScale LLC, other than the NuScale Corp Warrants and certain prepaid assets. All significant intercompany transactions have been eliminated upon consolidation.

Changes in Presentation

For the three months ended March 31, 2023, amounts totaling $1,855 were reclassified out of Other expenses and into R&D expenses to conform to the current year presentation.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase. Cash equivalents with an initial maturity of between three and twelve months at time of purchase are presented as short-term investments on the accompanying condensed consolidated balance sheet. The Company’s cash equivalents consist of certificates of deposit, are classified as held-to-maturity, and the estimated fair value of the investment approximates its amortized cost.

Cash in the amount of $5,100 is restricted as collateral for the letter of credit associated with the Release Agreement with CFPP LLC at March 31, 2024 and December 31, 2023, and is identified as Restricted cash in the condensed

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
consolidated balance sheet. The restricted cash balance plus cash and cash equivalents on the condensed consolidated balance sheet equals cash, cash equivalents and restricted cash, as reflected in the condensed consolidated statements of cash flows.
Sales and Marketing Agreements

The Company has entered into sales and marketing agreements pursuant to which it prepaid certain expenses to the counterparty. As of March 31, 2024 and December 31, 2023, the balance of $11,250 and $15,000, respectively, is included in Prepaid expenses on the accompanying condensed consolidated balance sheet and will be amortized monthly on a straight-line basis through December 31, 2024.

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

Sponsored cost share

As our commercialization activities advance, we have continued to enter into cost share agreements with various entities, including both governmental and private, under which the Company is reimbursed for specific R&D activities. As of March 31, 2024, these entities include the United States Department of State and United States Trade and Development Agency (combined as “USG”), RoPower Nuclear S.A, DOE and CFPP LLC.

Beginning in 2021, the Company partnered with USG to develop SMRs in foreign markets. Under USG’s technical assistance grant programs, we receive cost share commitments to support licensing work in these foreign markets, one of which is additionally supported by RoPower Nuclear S.A. During the three months ended March 31, 2024 and 2023, USG cost share totaled $2,795 and $2,415, respectively.

Since 2014, the DOE has provided critical funding to the Company through a series of cooperative agreements that support ongoing commercialization activities. During the three months ended March 31, 2024 and 2023, DOE cost share totaled $336 and $12,354, respectively.

Finally, we receive cost share from CFPP, LLC as a subrecipient under a contract between the DOE and UAMPS for R&D performed with the goal of developing our first SMR. Under this agreement we received cost share of $265 and $2,939 during the three months ended March 31, 2024 and 2023, respectively.

Recent Accounting Pronouncements
Management believes there is no new accounting guidance issued but not yet effective that would have a material impact to the Company’s current financial statements.
3.Noncontrolling Interests and Loss Per Share
Noncontrolling Interests

Following the Transaction, holders of Class A common stock own direct controlling interest in the results of the combined entity, while the Legacy NuScale Equityholders own an economic interest in NuScale LLC, shown as noncontrolling interests (“NCI”) in equity in NuScale Corp’s condensed consolidated financial statements. The indirect economic interests are held by Legacy NuScale Equityholders in the form of NuScale LLC Class B Units. The

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
following table summarizes the economic interests of NuScale Corp between the holders of Class A common stock and indirect economic interests held by NuScale LLC Class B unitholders.

	As Of and For The Three Months Ended March 31,
Noncontrolling Interest	2024	2023
NuScale Corp Class A common stock
Beginning of period	76,895,166	69,353,019
Conversion of combined interests into Class A common stock	3,637	—
Issuance of Class A common stock	8,498,930	—
Exercise of options and warrants and vested RSUs	1,362,510	708,036
End of period	86,760,243	70,061,055

NuScale LLC Class B Units (NCI)
Beginning of period	154,477,032	157,090,820
Conversion of combined interests into Class A common stock	(3,637)	—
End of period	154,473,395	157,090,820

Total
Beginning of period	231,372,198	226,443,839
Issuance of Class A common stock	8,498,930	—
Exercise of options and warrants and vested RSUs	1,362,510	708,036
End of period	241,233,638	227,151,875

Ownership Percentage

NuScale Corp Class A common stock
Beginning of period	33.2%	30.6%
End of period	36.0%	30.8%

NuScale LLC Class B Units (NCI)
Beginning of period	66.8%	69.4%
End of period	64.0%	69.2%
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

The following table sets forth the computation of basic and diluted net loss per share of Class A common stock and represents the three months ended March 31, 2024 and 2023, the periods for which the Company had Class A and Class B common stock outstanding. Class B common stock represents a right to cast one vote per share at the NuScale Corp level, and carry no economic rights, including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted loss per share. As such, basic and diluted loss per share of Class B common stock has not been presented.

	As Of and For The Three Months Ended March 31,
(in thousands, except share and per share amounts)	2024	2023
Net loss attributable to Class A common stockholders	$(16,572)	$(10,962)
Weighted-average shares of Class A common stock for basic and diluted loss per share	79,585,062	69,684,268
Basic and Diluted loss per share of Class A common stock	$(0.21)	$(0.16)
Anti-dilutive securities excluded from shares outstanding:
Shares of Class B common stock	154,473,395	157,090,820
Stock options	11,225,023	11,447,940
Warrants	18,458,701	18,458,701
Time-based RSUs	6,721,231	3,910,760
Total	190,878,350	190,908,221

On August 9, 2023, NuScale entered into a Sales Agreement with Cowen and Company, LLC, B. Riley Securities, Inc. and Canaccord Genuity LLC as sales agents under which the Company may offer and sell shares of the Company’s Class A common stock, having an aggregate sales price of up to $150,000 from time to time through the sales agents (“ATM Program”). During the three months ended March 31, 2024, the Company issued and sold 8,498,930 shares of Class A common stock at a weighted average price of $5.02 per share, generating gross and net proceeds of $42,681 and $41,614, respectively, with no such sales during the same period in the prior year. As of March 31, 2024, we have 9,763,692 shares of Class A common stock authorized and available under the ATM program at an aggregate sales price of up to $96,963.

Subsequent to March 31, 2024, the Company issued and sold 1,761,256 shares of Class A common stock for the gross and net proceeds of $9,605 and $9,365, respectively.
4.Warrant Liabilities
As of March 31, 2024 and December 31, 2023, the Company had 9,558,701 Public Warrants and 8,900,000 Private Placement Warrants outstanding.

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
The carrying amount of certain financial instruments, including deposits, accounts payable and accrued expenses approximates fair value due to their short maturities.

Our Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in fair value of the Warrants are recorded in the condensed consolidated statements of operations each period. Due to the similarity of the features of the Public and Private Warrants, management has concluded that the price of the Public Warrants would be used in the valuation of the Private Placement Warrants. However, since the two types of Warrants are not identical and the Private Warrants are not actively traded, we have classified the Private Placement Warrants as Level 2, while the Public Warrants are classified as Level 1.

The following table represents the Company’s financial liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
Warrant Liabilities:
Public Warrants	$7,647	$—	$—	$7,647
Private Placement Warrants	—	7,120	—	7,120
Total Warrant Liabilities as of March 31, 2024	$7,647	$7,120	$—	$14,767

(in thousands)	Level 1	Level 2	Level 3	Total
Warrant Liabilities:
Public Warrants	$2,963	$—	$—	$2,963
Private Placement Warrants	—	2,759	—	2,759
Total Warrant Liabilities as of December 31, 2023	$2,963	$2,759	$—	$5,722
6.Accounts and Other Receivables
Accounts and other receivables include reimbursement requests outstanding from the sponsored cost share awards, interest receivable and commercial accounts receivable associated with other federal projects. The DOE reimbursement requests are recognized as eligible costs are incurred. Reimbursement under the awards is recognized as award funds are obligated, and are included in Sponsored cost share in the condensed consolidated statement of operations. Interest receivable of $269 and $318 was outstanding at March 31, 2024 and December 31, 2023, respectively.

The majority of our receivables are either due from the U.S. federal government or have to do with a federal project. For these reasons, all receivables are deemed to be fully collectible and no allowance has been recorded.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
7.Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Furniture and fixtures	$27	$27
Office and computer equipment	7,258	7,274
Software	14,102	14,102
Test equipment	1,165	1,165
Leasehold improvements	2,212	2,293
	24,764	24,861
Less: Accumulated depreciation	(21,211)	(20,745)
Net property, plant and equipment	$3,553	$4,116
8.Long-Lead Material Work In Process and Liability
During the first quarter of 2023, we entered into the LLM Agreement with CFPP LLC. Related to this contract, the Company has subcontracted for the purchase of certain long-lead materials (“LLM”) in the amount of $55,700, that were to be used in fabrication of the NPMs as part of the DCRA with CFPP LLC. However, on November 7, 2023, NuScale and CFPP LLC entered into the Release Agreement whereby the DCRA and LLM Agreement would be suspended, while wind down procedures and the ultimate disposition of the long-lead materials would be negotiated between the Company, CFPP LLC and DOE. As part of the Release Agreement, NuScale was required to pay $49,769 to CFPP LLC and provide a letter of credit in the amount of $5,000 for demobilization and wind down costs. This letter of credit is collateralized by $5,100 and included in the accompanying condensed consolidated balance sheet as Restricted cash as of March 31, 2024 and December 31, 2023.

Upon final settlement of the LLM Agreement, and once DOE is compensated for its investment in the LLM (stemming from DOE’s funding under its cost share agreement with CFPP LLC), NuScale will obtain all rights and obligations of the LLM. As a result of DOE’s investment in the LLM, as of March 31, 2024 and December 31, 2023, NuScale has included a Long-lead material liability on the accompanying condensed consolidated balance sheet in the amount of $32,323, for the estimated cost to gain 100% of the LLM, once completed. The LLM represents in process inventory recorded at cost and is identified as Long-lead material work in process on the condensed consolidated balance sheet in the amount of $40,317 and $36,361 as of March 31, 2024 and December 31, 2023, respectively.
9.Employee Benefits
NuScale sponsors a defined contribution 401(k) Plan with Company contributions to be made at the sole discretion of management. Under the provisions of the 401(k) Plan, the Company matches the employees’ contributions for the first 3% of compensation and matches 50% of the employees’ contributions for the next 2% of compensation. The expense recorded for the 401(k) Plan was $613 and $751 for the three months ended March 31, 2024 and 2023, respectively.
10.Income Taxes
NuScale LLC was historically, and remains, a partnership for U.S. federal income tax purposes with each partner being separately taxed on its share of taxable income or loss. NuScale Corp is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of any net taxable income or loss and any related tax credits of NuScale LLC.

The effective tax rate was 0% for the three months ended March 31, 2024 and 2023. The effective income tax rate for the three months ended March 31, 2024 and 2023 differed significantly from the statutory rates, primarily due to the losses allocated to NCI and the recognition of a valuation allowance as a result of the Company’s new tax structure following the Transaction.

There was no income tax expense recorded during the three months ended March 31, 2024 and 2023.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at NuScale Corp as of March 31, 2024 and December 31, 2023, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state and local income tax returns are currently under examination by the respective taxing authorities.

11.Equity-Based Compensation

The total compensation expense recognized for common share options and time-based RSU awards during the three months ended March 31, 2024 and 2023 was $2,219 and $3,637, respectively. This includes G&A expense of $1,447 and Other expense of $772 for the three months ended March 31, 2024 and $1,493 of G&A expense and $2,144 in Other expense for the three months ended March 31, 2023.

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

Stock Options

During the three months ended March 31, 2024, the Board approved 2,909,375 employee share option awards, with an aggregate fair value of $6,401, that vest one-third annually starting in February 2025 for a period of three years. No such award was approved during the same period in the prior year.

The Company measures the fair value of each share option award at the grant date using a Black-Scholes option pricing model.

Time-based RSUs

During the three months ended March 31, 2024, the Board approved 4,598,635 employee RSU awards, with an aggregate fair value of $14,716, and that vest one-third annually starting in February 2025 for a period of three years, while during the three months ended March 31, 2023, the Board approved 1,835,016 employee RSU awards that vest one-third annually starting in February 2024 for a period of three years.

Finally, during three months ended March 31, 2024, 467,907 of employee and director RSU awards vested with the related Class A common shares issued and now outstanding.
12.Related Party Transactions
From time to time, the Company enters into strategic agreements with Fluor, whereby Fluor or NuScale perform services for one another. For the three months ended March 31, 2024 and 2023, NuScale incurred expenses of $247 and $8,726, respectively. As of March 31, 2024 and December 31, 2023, NuScale owes Fluor, as accounts payable and accrued expenses on the condensed consolidated balance sheet, amounts totaling $380 and $4,080, respectively. While the Company recognized no revenue from Fluor during the three months ended March 31, 2024, during the same period in the prior year, NuScale earned revenue of $4,014. As of March 31, 2024 and December 31, 2023, Fluor owes

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
NuScale $189 and $2,642, respectively, amounts which are included in Accounts and other receivables on the condensed consolidated balance sheet.

During the three months ended March 31, 2023, Fluor accounted for 72.9% of total revenue.
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

Two other shareholder class action lawsuits were filed in the U.S. District Court for the District of Oregon against the Company, John Hopkins, Chris Colbert, Robert Hamady and Clayton Scott: (1) Sigman v. NuScale Power Corp., et al. (Case No. 23-1689, filed November 15, 2023), and (2) Ryckewaert v. NuScale Power Corp., et al. (Case No. 23-1956, filed December 26, 2023). These lawsuits assert virtually identical allegations and claims and were consolidated before the same judge on February 2, 2024. The lawsuits assert claims under the federal securities laws and allege that the Company and members of management made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations and prospects, and specifically about certain of the Company’s agreements with customers. The Court has appointed lead plaintiff and lead counsel, and they filed an amended complaint on April 18, 2024 that makes similar allegations as the original complaints. Defendants’ response is due on or before June 17, 2024. While no assurance can be given as to the ultimate outcome of this matter, the Company does not believe it is probable that a loss will be incurred and the Company has not recorded any liability as a result of these actions. In the regular course of business, the Company is involved in various legal proceedings and claims incidental to the normal course of business. Other than as disclosed herein, the Company does not believe that any legal claims are material to the Company. Management does not believe that resolution of any of these matters will materially affect the Company’s financial position or results of operations.

In connection with DOE and UAMPS Award 8935, DOE designated NuScale as a subrecipient to UAMPS for the production of NPM 1, while classifying NuScale as a contractor or subcontractor for NPMs 2-6. As part of DOE’s classification of NuScale as a contractor or subcontractor for NPMs 2-6, DOE noted that should NuScale fail to initiate commercial operation of NPM 1, DOE has the right to demand repayment of the fees invoiced for NPMs 2-6.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of NuScale Power Corporation (“NuScale Corp”) should be read together with our 2023 Annual Report on Form 10-K and with the financial statements included in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. Unless the context otherwise requires, references in this section to “NuScale,” “us,” “our,” “we” or “the Company” refer to NuScale Corp, together with its consolidated subsidiaries.
Overview
Our mission is to provide scalable advanced nuclear technology to produce electricity, heat and clean water to improve the quality of life for people around the world. We are changing the power that changes the world by creating an energy source that is smarter, cleaner, safer and cost competitive.
Our small modular reactor (“SMR”), known as the NuScale Power Module (“NPM”), provides a scalable power plant solution incorporating enhanced safety, improved affordability and extended flexibility for diverse electrical and process heat applications. Our scalable design provides carbon-free energy at a reduced cost when compared with gigawatt-sized nuclear facilities.
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

In January 2023, the Company submitted a SDA Application and the associated licensing topical reports to the NRC for a NuScale’s 6-unit 77 MWe NPM design. Once approved, customers in the United States will be able to reference the certified design and SDA for expedited construction and operating licensing of NuScale’s SMR pursuant to 10 CFR Part 52. On July 31, 2023, the NRC formally announced that it has accepted the Company’s SDA Application for formal review. Based on the NRC’s published schedule for SDA Application review, we expect the NRC will complete its review and SDA approval will be received by July 31, 2025.

The Company currently has only one “Class 1” customer: RoPower Nuclear S.A. (“RoPower”), which is a joint venture established by S.N. Nuclearelectrica S.A. (“Nuclearelectrica”) and Nova Power & Gas S.A. In November 2023, we entered into the Release Agreement with CFPP LLC, the Company’s first customer, pursuant to which the Company agreed to terminate the DCRA, as amended, and our LLM Agreement. CFPP LLC was receiving funding for approximately 79% of its qualified project costs, including the long-lead materials, under a cooperative agreement with the DOE. Under the Release Agreement, we agreed to repay CFPP LLC’s Net Development Costs. Upon final settlement of the LLM Agreement, and once DOE is compensated for its investment in the LLM (stemming from DOE’s funding under its cost share agreement with CFPP LLC), NuScale will obtain all rights and obligations associated with the LLM.

Results of Operations

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue	$1,379	$5,505
Cost of sales	(735)	(3,416)
Gross Margin	644	2,089
Research and development expenses	13,155	27,570
General and administrative expenses	19,359	14,695
Other expenses	12,103	15,296
Loss from Operations	(43,973)	(55,472)
Sponsored cost share	3,396	17,873
Change in fair value of warrant liabilities	(9,045)	(1,108)
Interest income	1,542	3,097
Loss before Income Taxes	$(48,080)	$(35,610)
Comparison of the Three Months Ended March 31, 2024 and 2023

Changes in Presentation

For the three months ended March 31, 2023, amounts totaling $1.9 million were reclassified out of Other expenses and into R&D expenses to conform to the current year presentation.

Revenue and Cost of Sales

The decrease in revenue and cost of sales was attributable to the loss of the contract with CFPP LLC.

Research and Development

R&D expenses decreased year over year due to lower professional fees of $12.9 million and $1.4 million of compensation cost savings associated with the loss of the contract with CFPP LLC.

General and Administrative

G&A expenses increased as a result of $3.8 million in business development and marketing expenses as we continue to expand the NuScale brand across the globe and $1.9 million in compensation costs. Included in these compensation costs is a one-time $3.2 million workforce rightsizing charge. Finally, these increases were partially offset due to cost savings on computer software, hardware and other expenses.

Other

Other expenses decreased by $1.2 million in compensation costs and $1.3 million in equity-based compensation associated with the one-time workforce reduction and $0.7 million in software, hardware and other expenses as we continue to monitor our discretionary costs.

Sponsored cost share

Sponsored cost share decreased by $14.5 million as a result of the loss of the contract with CFPP LLC and decreased DOE funding in the current year.

Change in fair value of warrant liabilities

The change resulted from a significant increase in the Company’s warrant price since year end.

Liquidity and Capital Resources
Liquidity
On August 9, 2023, NuScale entered into a Sales Agreement with Cowen and Company, LLC, B. Riley Securities, Inc. and Canaccord Genuity LLC as sales agents under which the Company may offer and sell shares of the Company’s Class A common stock, having an aggregate sales price of up to $150.0 million from time to time through the sales agents (“ATM Program”). During the three months ended March 31, 2024, the Company issued and sold 8,498,930 shares of Class A common stock at a weighted average price of $5.02 per share, generating gross and net proceeds of $42.7 million and $41.6 million, respectively, the difference of which makes up the sales commissions paid. As of March 31, 2024, we have 9,763,692 shares of Class A common stock authorized and available under the ATM program at an aggregate sales price of up to $97.0 million.

Subsequent to March 31, 2024, the Company issued and sold 1,761,256 shares of Class A common stock for the gross and net proceeds of $9.6 million and $9.4 million, respectively.
Since NuScale’s inception, we have incurred significant operating losses and have an accumulated deficit of $257.0 million, with negative operating cash flows. As of March 31, 2024, we had cash and cash equivalents of $132.0 million and restricted cash of $5.1 million with no debt, while using $33.5 million of cash in operations. Historically, our primary sources of cash included investment capital, DOE and other government sponsored cost share agreements to support the advancement of the Company’s SMR technology both domestically and abroad. As we transition from a focus on research and development to commercialization of our technology, the Company is focusing on revenue producing commercial contracts. These factors combined with the execution of the Release Agreement with CFPP LLC have impacted our cash flow from operations during the period and on our forecasted cash flow from operations during the remainder of the 2024 fiscal year.

In January 2024, management implemented cost reduction measures which included a workforce reduction of 154 full-time employees. Management is currently in active negotiations with potential customers to secure revenue producing contracts. Should the execution of customer contracts or capital raising activities be delayed, management plans to implement a phased cost reduction program, within our control, to reduce cash outflows, as needed. As a result of these plans, we believe we will have sufficient funds available to cover required R&D activities and operating cash needs for the next twelve months. Further, management plans to prudently manage its expenses and cash reserves into the future, recognizing the need to secure additional customer commitments to support long-term operations. For additional information regarding these risk factors, see the Company’s 2023 Annual Report on Form 10-K.
Comparison of Cash Flows for the Three Months Ended March 31, 2024 and 2023
The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net Cash Used In Operating Activities	$(33,489)	$(43,137)
Net Cash Provided By Investing Activities	—	49,649
Net Cash Provided By Financing Activities	45,214	1,617
Net Increase in Cash, Cash Equivalents and Restricted Cash (A)	$11,725	$8,129
(A) Includes $5,100 in restricted cash
Cash Flows Used In Operating Activities

Our cash used in operations decreased during the three months ended March 31, 2024, due to a buildup of receivables associated with our cost share and commercial work during the same period in the prior year.

Cash Flows Provided By Investing Activities

The $49.6 million of cash provided by investing activities during the three months ended March 31, 2023 resulted from the maturity, and sale, of our six-month certificates of deposit, while typically this would only include capital expenditures.

Cash Flows Provided By Financing Activities

During the three months ended March 31, 2024, the Company received $41.6 million in proceeds from our ATM sales and $3.6 million from the exercise of options, while during the same period in the prior year the Company only received proceeds from the exercise of options.

Capital Resources
Under the Release Agreement, the Company is required to have credit support to fund the amount of its potential reimbursement of demobilization and wind down costs with CFPP LLC. This account is identified as Restricted cash in the amount of $5.1 million on the accompanying condensed consolidated balance sheet and acts as collateral for the $5.0 million letter of credit outstanding at March 31, 2024.
In connection with DOE and UAMPS Award 8935, DOE designated NuScale as a subrecipient to UAMPS for the production of NPM 1, while classifying NuScale as a contractor or subcontractor for NPMs 2-6. As part of DOE’s classification of NuScale as a contractor or subcontractor for NPMs 2-6, DOE noted that should NuScale fail to initiate commercial operation of NPM 1, DOE has the right to demand repayment of the fees invoiced for NPMs 2-6.
Recent Accounting Pronouncements
Management believes there is no new accounting guidance issued but not yet effective that would have a material impact to the Company’s current financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the discussion of the Company’s market risk in Part I, Item 7A., Quantitative and Qualitative Disclosures About Market Risk, of the Company’s 2023 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective as of March 31, 2024. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Two other shareholder class action lawsuits were filed in the U.S. District Court for the District of Oregon against the Company, John Hopkins, Chris Colbert, Robert Hamady and Clayton Scott: (1) Sigman v. NuScale Power Corp., et al. (Case No. 23-1689, filed November 15, 2023), and (2) Ryckewaert v. NuScale Power Corp., et al. (Case No. 23-1956, filed December 26, 2023). These lawsuits assert virtually identical allegations and claims and were consolidated before the same judge on February 2, 2024. The lawsuits assert claims under the federal securities laws and allege that the Company and members of management made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations and prospects, and specifically about certain of the Company’s agreements with customers. The Court has appointed lead plaintiff and lead counsel, and they filed an amended complaint on April 18, 2024 that makes similar allegations as the original complaints. Defendants’ response is due on or before June 17, 2024. While no assurance can be given as to the ultimate outcome of this matter, the Company does not believe it is probable that a loss will be incurred and the Company has not recorded any liability as a result of these actions. In the regular course of business, the Company is involved in various legal proceedings and claims incidental to the normal course of business. Other than as disclosed herein, the Company does not believe that any legal claims are material to the Company. Management does not believe that resolution of any of these matters will materially affect the Company’s financial position or results of operations.
Item 1A. Risk Factors
There have been no material changes from our risk factors as disclosed in the 2023 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information

Rule 10b5-1 Trading Plans

In March 2024, we proposed to certain employees, including officers, with restricted stock units (“RSUs”) that they instruct the agent who administers our 2022 Long-Term Incentive Plan to promptly sell shares of Class A common stock sufficient to cover tax withholding obligations arising from the vesting and settlement of the RSUs. With respect to any eligible sell-to-cover transactions before the expiration of the cooling off periods specified in Rule 10b5-1(c), the instruction is intended to be a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K, and with respect to eligible sell-to-cover transactions after the cooling off periods specified in Rule 10b5-1(c), the instruction is intended to be a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K and satisfy the affirmative defense of Rule 10b5-1(c). There is no durational limit to, or specified number of shares to be sold pursuant to, these instructions. During the three months ended March 31, 2024, Jackie Engel, Interim Vice President of Accounting, signed a 10b5-1(c) Trading Instruction for Eligible Sell-to-Cover Transaction and provided it to the agent on March 19, 2024.

During the three months ended March 31, 2024, one previous officer of the Company, Julie Adelman, terminated her 10b5-1 plan on January 15, 2024.
Item 6. Exhibits and Financial Statements Schedules
(a)Exhibits.

Exhibit Number	Description
3.1
Certificate of Incorporation of NuScale Power Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 5, 2022); as amended by the Certificate of Amendment to Certificate of Incorporation of NuScale Power Corporation, filed May 31, 2023 (incorporated by reference to Form S-8 filed on September 1, 2023)

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

10.1	Form of NuScale Power Corporation Stock Option Award Agreement under the NuScale Power Corporation 2022 Long-Term Incentive Plan
10.2	Form of NuScale Power Corporation Restricted Stock Unit Agreement under the NuScale Power Corporation 2022 Long-Term Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(d)/15d-14(d)
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(d)/15d-14(d)
101 .INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL).
__________________________________________

SIGNATURES

NuScale Power Corporation

Date	By:	/s/ John Hopkins
May 9, 2024	Name:	John Hopkins
	Title:	Chief Executive Officer

Date	By:	/s/ R. Ramsey Hamady
May 9, 2024	Name	R. Ramsey Hamady
	Title:	Chief Financial Officer