Form 10-Q
period 2024-06-30
NUSCALE POWER Corp
filed 2024-08-09
CIK 1822966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had 94,715,714 Class A common shares, $0.0001 par value, and 154,464,735 Class B common shares, $0.0001 par value, outstanding as of August 5, 2024.

Glossary

The definitions and abbreviations set forth below apply to the indicated terms used throughout this filing.

• “ATM Program” refers to the program, implemented in connection with the Sales Agreement, dated August 9, 2023, between NuScale Power Corporation, Cowen & Company, LLC, B. Riley Securities, Inc. and Canaccord Genuity LLC as sales agents, under which the Company may offer and sell shares of the Company’s Class A common stock having an aggregate sales price of up to $150,000,000 from time to time
• “CFPP LLC” refers to Carbon Free Power Project, LLC, an entity wholly owned by UAMPS.
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
• “DCA” refers to Design Certification Application
• “DCRA” refers to the Development Cost Reimbursement Agreement, as amended, entered into with CFPP LLC
• “DOE” refers to the U.S. Department of Energy.
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
• “Public Warrants” refers to the 11,500,000 redeemable warrants to purchase Spring Valley Class A ordinary shares that were issued in the IPO and converted in the Transaction into warrants to purchase Class A common stock.
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
• “UAMPS” refers to the Utah Associated Municipal Power Systems.
• “Warrant Agreement” refers to the Warrant Agreement, dated November 23, 2020, by and between Spring Valley and Continental Stock Transfer & Trust Company.

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
•our need for and ability to obtain additional equity financing or other sources of funding;
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

Important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, are described in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Form 10-K”). If one or more of those risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results may vary in material respects from those projected in those forward-looking statements. There may be additional risks that we currently consider immaterial, or which are unknown. It is not possible to predict or identify all such risks. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. No person should take any statement regarding past trends or activities as a representation that the trends or activities will continue in the future.

Part I - Financial Information
Item 1. Financial Statements
NuScale Power Corporation
Condensed Consolidated Balance Sheet

(in thousands, except share and per share amounts)	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$130,934	$120,265
Restricted cash	5,100	5,100
Prepaid expenses	11,866	19,054
Accounts and other receivables	8,375	10,127
Total current assets	156,275	154,546
Property, plant and equipment, net	3,150	4,116
In-process research and development	16,900	16,900
Intangible assets, net	793	882
Goodwill	8,255	8,255
Long-lead material work in process	41,227	36,361
Other assets	2,633	3,798
Total Assets	$229,233	$224,858
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$19,098	$44,925
Accrued compensation	5,734	8,546
Long-lead material liability	32,445	32,323
Other accrued liabilities	1,540	1,664
Total current liabilities	58,817	87,458
Warrant liabilities	51,500	5,722
Noncurrent accounts payable and accrued expenses	24,880	—
Other noncurrent liabilities	647	1,442
Deferred revenue	78	898
Total Liabilities	135,922	95,520
Stockholders’ Equity
Class A common stock, par value $0.0001 per share, 332,000,000 shares authorized, 92,486,358 and 76,895,166 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	9	8
Class B common stock, par value $0.0001 per share, 179,000,000 shares authorized, 154,464,735 and 154,477,032 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	15	15
Additional paid-in capital	420,948	333,888
Accumulated deficit	(284,643)	(240,454)
Total Stockholders’ Equity Excluding Noncontrolling Interests	136,329	93,457
Noncontrolling interests	(43,018)	35,881
Total Stockholders' Equity	93,311	129,338
Total Liabilities and Stockholders' Equity	$229,233	$224,858
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$967	$5,795	$2,346	$11,300
Cost of sales	(850)	(5,765)	(1,585)	(9,181)
Gross Margin	117	30	761	2,119
Research and development expenses	12,132	26,932	25,287	54,502
General and administrative expenses	16,827	16,323	36,186	31,018
Other expenses	13,036	12,896	25,139	28,192
Loss From Operations	(41,878)	(56,121)	(85,851)	(111,593)
Sponsored cost share	2,448	16,337	5,844	34,210
Change in fair value of warrant liabilities	(36,733)	7,199	(45,778)	6,091
Interest income	1,725	2,851	3,267	5,948
Loss Before Income Taxes	(74,438)	(29,734)	(122,518)	(65,344)
Provision (benefit) for income taxes	—	—	—	—
Net Loss	(74,438)	(29,734)	(122,518)	(65,344)
Net loss attributable to noncontrolling interests	(46,821)	(20,211)	(78,329)	(44,859)
Net Loss Attributable to Class A Common Stockholders	$(27,617)	$(9,523)	$(44,189)	$(20,485)

Loss per Share of Class A Common Stock:
Basic and Diluted	$(0.31)	$(0.13)	$(0.52)	$(0.29)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	89,553,679	72,125,375	84,569,371	70,913,646
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at March 31, 2024 (Unaudited)	86,760	$9	154,473	$15	$382,068	$(257,026)	$3,625	$128,691
Equity-based compensation expense	—	—	—	—	4,278	—	—	4,278
Exercise of common share options and warrants and vested RSUs	1,520	—	—	—	3,754	—	—	3,754
Issuance of Class A common stock	4,198	—	—	—	31,026	—	—	31,026
Exchange of combined interests into Class A common stock	8	—	(8)	—	—	—	—	—
Rebalancing of ownership percentage for exchange of combined interest into Class A shares	—	—	—	—	(178)	—	178	—
Net loss	—	—	—	—	—	(27,617)	(46,821)	(74,438)
Balances at June 30, 2024 (Unaudited)	92,486	$9	154,465	$15	$420,948	$(284,643)	$(43,018)	$93,311

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	76,895	$8	154,477	$15	$333,888	$(240,454)	$35,881	$129,338
Equity-based compensation expense	—	—	—	—	6,496	—	—	6,496
Exercise of common share options and warrants and vested RSUs	2,882	—	—	—	7,354	—	—	7,354
Issuance of Class A common stock	12,697	1	—	—	72,640	—	—	72,641
Exchange of combined interests into Class A common stock	12	—	(12)	—	—	—	—	—
Rebalancing of ownership percentage for exchange of combined interest into Class A shares	—	—	—	—	570	—	(570)	—
Net loss	—	—	—	—	—	(44,189)	(78,329)	(122,518)
Balances at June 30, 2024 (Unaudited)	92,486	$9	154,465	$15	$420,948	$(284,643)	$(43,018)	$93,311

NuScale Power Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at March 31, 2023 (Unaudited)	70,061	$7	157,091	$16	$302,487	$(193,054)	$137,275	$246,731
Equity-based compensation expense	—	—	—	—	4,453	—	—	4,453
Exercise of common share options, warrants and vested RSUs	1,613	—	—	—	2,754	—	—	2,754
Exchange of combined interests into Class A common stock	2,371	—	(2,371)	—	—	—	—	—
Rebalancing of ownership percentage for exchange of combined interest into Class A shares	—	—	—	—	2,924	—	(2,924)	—
Net loss	—	—	—	—	—	(9,523)	(20,211)	(29,734)
Balances at June 30, 2023 (Unaudited)	74,045	$7	154,720	$16	$312,618	$(202,577)	$114,140	$224,204

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	69,353	$7	157,091	$16	$296,748	$(182,092)	$162,408	$277,087
Equity-based compensation expense	—	—	—	—	8,090	—	—	8,090
Exercise of common share options, warrants and vested RSUs	2,321	—	—	—	4,371	—	—	4,371
Exchange of combined interests into Class A common stock	2,371	—	(2,371)	—	—	—	—	—
Rebalancing of ownership percentage for exchange of combined interest into Class A shares	—	—	—	—	3,409	—	(3,409)	—
Net loss		—	—	—	—	(20,485)	(44,859)	(65,344)
Balances at June 30, 2023 (Unaudited)	74,045	$7	154,720	$16	$312,618	$(202,577)	$114,140	$224,204
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)
	Six Months Ended June 30,
	2024	2023
OPERATING CASH FLOW
Net Loss	$(122,518)	$(65,344)
Adjustments to reconcile net loss to operating cash flow:
Depreciation	892	1,172
Amortization of intangibles	89	89
Equity-based compensation expense	6,496	8,090
Impairment of intangible asset	71	—
Gain on insurance proceeds received for damage to property, plant and equipment	(122)	—
Change in fair value of warrant liabilities	45,778	(6,091)
Net noncash change in right of use assets and lease liabilities	(187)	10
Changes in assets and liabilities:
Prepaid expenses and other assets	7,676	(2,567)
Accounts receivable	1,752	(13,721)
Long-term contract work in process	(4,866)	(23,900)
Long-lead material liability	122	—
Accounts payable and accrued expenses	(273)	327
Lease liability	(799)	(720)
Deferred revenue	(820)	22,923
Accrued compensation	(2,812)	(2,635)
Net Cash Used in Operating Activities	(69,521)	(82,367)

INVESTING CASH FLOW
Sale of short-term investments	—	50,000
Insurance proceeds received for damage to property, plant and equipment	195	—
Purchases of property, plant and equipment	—	(1,620)
Net Cash Provided by Investing Activities	195	48,380

FINANCING CASH FLOW
Proceeds from the issuance of common stock, net of issuance fees	72,641	—
Proceeds from exercise of warrants and common share options	7,354	4,371
Net Cash Provided by Financing Activities	79,995	4,371

Net Change in Cash, Cash Equivalents and Restricted Cash	10,669	(29,616)
Cash, cash equivalents and restricted cash:
Beginning of period	125,365	244,217
End of period	$136,034	$214,601

Summary of Noncash Investing and Financing Activities:
Plant, property and equipment in accounts payable	—	19
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

On January 5, 2024, NuScale announced a plan to reduce the Company’s workforce by 154 full time employees, or 28%, in order to continue our transition from a R&D-based company to a commercial company. This resulted in a one-time charge of $3,236 during the six months ended June 30, 2024.

As a result of the cost-cutting plans implemented by management, the utilization of our ATM Program and the execution of a customer contract subsequent to June 30, 2024, we believe we will have sufficient funds available to cover required R&D activities and operating cash needs for the next twelve months.

Subsequent to June 30, 2024, the Company executed a revenue generating agreement with RoPower Nuclear S.A. (“RoPower”) in relation to the advancement of Doicesti project Phase 2 Front-End Engineering Design, a project which targets the development of six NuScale power modules at a former coal plant site in Doicești, Romania.
2.Summary of Significant Accounting Policies

Basis of Presentation
The Company’s unaudited condensed consolidated financial statements and related notes do not include notes and certain financial information normally presented annually under GAAP, and therefore should be read in conjunction with our 2023 Form 10-K. Accounting measures at interim dates inherently involve greater reliance on estimates than at year-end. Although such estimates are based on management’s most recent assessment of the underlying facts and circumstances utilizing the most current information available, our reported results of operations may not necessarily be indicative of results that we expect for the full year.

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

Changes in Presentation

For the six months ended June 30, 2023, amounts totaling $1,855 were reclassified out of Other expenses and into R&D expenses to conform to the current year presentation.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase, while cash equivalents with an initial maturity of between three and twelve months at time of purchase are considered short-term investments. The Company’s cash equivalents consist of certificates of deposit, are classified as held-to-maturity, and the estimated fair value of the investment approximates its amortized cost.

Cash in the amount of $5,100 is restricted as collateral for the letter of credit associated with the Release Agreement with CFPP LLC at June 30, 2024 and December 31, 2023, and is identified as Restricted cash in the condensed consolidated balance sheet. The restricted cash balance plus cash and cash equivalents on the condensed consolidated balance sheet equals cash, cash equivalents and restricted cash, as reflected in the condensed consolidated statements of cash flows.
Sales and Marketing Agreements

The Company has entered into sales and marketing agreements pursuant to which it prepaid certain expenses to the counterparty. As of June 30, 2024 and December 31, 2023, the balance of $7,500 and $15,000, respectively, is included in Prepaid expenses on the accompanying condensed consolidated balance sheet and will be amortized monthly on a straight-line basis through December 31, 2024.

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

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
As of June 30, 2024, these entities include the United States Department of State and United States Trade and Development Agency (combined as “USG”), RoPower, DOE and CFPP LLC.

Beginning in 2021, the Company partnered with USG to develop SMRs in foreign markets. Under USG’s technical assistance grant programs, we receive cost share commitments to support licensing work in these foreign markets, one of which is additionally supported by RoPower. During the three months ended June 30, 2024 and 2023, USG cost share totaled $2,397 and $6,882, respectively, while during the six months ended June 30, 2024 and 2023, USG cost share totaled $5,192 and $9,297, respectively.

Since 2014, DOE has provided critical funding to the Company through a series of cooperative agreements that support ongoing commercialization activities. Although we did not receive any cost share from DOE during the second quarter, during the six months ended June 30, 2024, DOE cost share totaled $336. During the three and six months ended June 30, 2023, DOE cost share totaled $7,193 and $19,547, respectively.

Finally, we receive subrecipient cost share from CFPP LLC under a contract between the DOE and UAMPS for R&D performed with the goal of developing our first SMR. Under this agreement we received cost share of $51 and $2,165 during the three months ended June 30, 2024 and 2023, respectively, while for the six months ended June 30, 2024 and 2023, the Company received cost share of $316 and $5,104, respectively.

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

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
Noncontrolling Interests	2024	2023	2024	2023

NuScale Corp Class A common stock
Beginning of period	86,760,243	70,061,055	76,895,166	69,353,019
Exchange of combined interests into Class A common stock	8,660	2,370,805	12,297	2,370,805
Issuance of Class A common stock	4,198,064	—	12,696,994	—
Exercise of options, warrants and vested RSUs	1,519,391	1,613,346	2,881,901	2,321,382
End of period	92,486,358	74,045,206	92,486,358	74,045,206

NuScale LLC Class B Units (NCI)
Beginning of period	154,473,395	157,090,820	154,477,032	157,090,820
Exchange of combined interests into Class A common stock	(8,660)	(2,370,805)	(12,297)	(2,370,805)
End of period	154,464,735	154,720,015	154,464,735	154,720,015

Total
Beginning of period	241,233,638	227,151,875	231,372,198	226,443,839
Issuance of Class A common stock	4,198,064	—	12,696,994	—
Exercise of options, warrants and vested RSUs	1,519,391	1,613,346	2,881,901	2,321,382
End of period	246,951,093	228,765,221	246,951,093	228,765,221

Ownership Percentage

NuScale Corp Class A common stock
Beginning of period	36.0%	30.8%	33.2%	30.6%
End of period	37.5%	32.4%	37.5%	32.4%

NuScale LLC Class B Units (NCI)
Beginning of period	64.0%	69.2%	66.8%	69.4%
End of period	62.5%	67.6%	62.5%	67.6%
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

The following table sets forth the computation of basic and diluted net loss per share of Class A common stock. Class B common stock represents a right to cast one vote per share at the NuScale Corp level, and carries no economic rights, including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted loss per share. As such, basic and diluted loss per share of Class B common stock has not been presented.

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Net loss attributable to Class A common stockholders	$(27,617)	$(9,523)	$(44,189)	$(20,485)
Weighted-average shares for basic and diluted loss per share	89,553,679	72,125,375	84,569,371	70,913,646
Basic and Diluted loss per share of Class A common stock	$(0.31)	$(0.13)	$(0.52)	$(0.29)
Anti-dilutive securities excluded from shares outstanding:
Shares of Class B common stock	154,464,735	154,720,015	154,464,735	154,720,015
Stock options	9,884,004	10,413,895	9,884,004	10,413,895
Warrants	18,458,701	18,458,701	18,458,701	18,458,701
Time-based RSUs	5,975,343	3,301,761	5,975,343	3,301,761
Total	188,782,783	186,894,372	188,782,783	186,894,372

During the three and six months ended June 30, 2024, the Company issued and sold shares of Class A common stock in the amount of 4,198,064 and 12,696,994, respectively, at a weighted average price of $7.58 and $5.87 per share, respectively. During the three months ended June 30, 2024, the ATM Program generated gross and net proceeds of $31,821 and $31,025, respectively, while for the six months ended June 30, 2024 the ATM Program generated gross and net proceeds of $74,502 and $72,639, respectively. As of June 30, 2024, we have 5,565,628 shares of Class A common stock authorized and available under the ATM Program at an aggregate sales price of up to $65,142.

Subsequent to June 30, 2024, the Company issued and sold 1,420,391 shares of Class A common stock under the ATM Program for the gross and net proceeds of $18,858 and $18,386, respectively.
4.Warrant Liabilities

Under the Company’s Warrant Agreement, when Private Placement Warrants are transferred by Spring Valley Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”), to persons who are not “Permitted Transferees” (as defined in the Warrant Agreement) of the Sponsor, they cease to be Private Placement Warrants and become Public Warrants under the Warrant Agreement. The Company has been informed by the Sponsor that the Private Placement Warrants were transferred in accordance with the Warrant Agreement to persons who are not Permitted Transferees. Consequently, the previously described Private Placement Warrants are now Public Warrants under the Warrant Agreement, resulting in all 18,458,701 warrants identified as Public Warrants in Note 5, Fair Value Measurement, as of June 30, 2024.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants are currently exercisable and will expire on May 2, 2027 (five years from the date of the Transaction) or earlier upon redemption or liquidation.

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

The Company will not redeem the Warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A common stock issuable upon exercise of the Warrants is then effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period. If and when the Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants when the price per share of Class A common stock equals or exceeds $10.00. The Company may redeem the outstanding Warrants:
•in whole and not in part;
•at $0.10 per Warrant upon a minimum of 30 days prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined as set forth in the Warrant Agreement, based on the redemption date and the fair market value of the Class A common stock, subject to certain exceptions; and
•if, and only if, the closing price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant based on anti-dilution adjustments set forth in the Warrant Agreement) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the Warrant holders.

The Warrants may be exercised for cash (or on a cashless basis as described above in “-Redemption of Warrants when the price per share of Class A common stock equals or exceeds $10.00”) at any time after notice of redemption shall have been given by the Company and prior to the redemption date.

For a complete description of the Warrants, please see the Warrant Agreement, which is Exhibit 4.2 to the 2023 Form 10-K, and the section entitled “Warrants” in the “Description of Registrant’s Securities,” which is Exhibit 4.3 to the 2023 Form 10-K.
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

Our Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in fair value of the Warrants are recorded in the statement of operations each period. As discussed in Note 4, Warrant Liabilities, because the Private Placement Warrants are no longer held by the Sponsor or a “Permitted Transferee” of the Sponsor, the Private Placement Warrants are Public Warrants under the Warrant Agreement. In light of these circumstances, we have classified both the Private Placement Warrants and the Public Warrants as Level 1 as of June 30, 2024.

The following tables represents the Company’s financial liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
Warrant Liabilities:
Public Warrants	$51,500	$—	$—	$51,500
Total Warrant Liabilities as of June 30, 2024	$51,500	$—	$—	$51,500

(in thousands)	Level 1	Level 2	Level 3	Total
Warrant Liabilities:
Public Warrants	$2,963	$—	$—	$2,963
Private Placement Warrants	—	2,759	—	2,759
Total Warrant Liabilities as of December 31, 2023	$2,963	$2,759	$—	$5,722
6.Accounts and Other Receivables
Accounts and other receivables include reimbursement requests outstanding from the cost share awards, interest receivable and commercial accounts receivable. The cost share reimbursement requests are recognized as eligible costs are incurred. Reimbursement under the awards is recognized as award funds are obligated, and are included in Sponsored cost share in the condensed consolidated statement of operations. Interest receivable of $431 and $318 was outstanding at June 30, 2024 and December 31, 2023, respectively.

The majority of our receivables are either due from the U.S. federal government or have to do with a federal project. For these reasons, all receivables are deemed to be fully collectible and no allowance has been recorded.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
7.Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Furniture and fixtures	$27	$27
Office and computer equipment	7,222	7,274
Software	13,898	14,102
Operations equipment	1,165	1,165
Leasehold improvements	2,189	2,293
	24,501	24,861
Less: Accumulated depreciation	(21,351)	(20,745)
Net property, plant and equipment	$3,150	$4,116
Depreciation of property, plant and equipment for the three months ended June 30, 2024 and 2023 was $402 and $556, respectively. Of these amounts, $80 and $322 is included in G&A expenses and Other expense, respectively, for the 2024 fiscal year and $137 and $419, respectively, for the 2023 fiscal year.
Depreciation of property, plant and equipment for the six months ended June 30, 2024 and 2023 was $892 and $1,172, respectively. Of these amounts, $174 and $718 is included in G&A expenses and Other expense, respectively, for the 2024 fiscal year and $277 and $895, respectively, for the 2023 fiscal year.
8.Long-Lead Material Work In Process and Liability
During the first quarter of 2023, we entered into the LLM Agreement with CFPP LLC. Related to this contract, the Company has subcontracted for the purchase of certain long-lead materials (“LLM”) in the amount of $55,700, that were to be used in fabrication of the NPMs as part of the DCRA with CFPP LLC. However, on November 7, 2023, NuScale and CFPP LLC entered into the Release Agreement whereby the DCRA and LLM Agreement would be suspended, while wind down procedures and the ultimate disposition of the long-lead materials would be negotiated between the Company, CFPP LLC and DOE. As part of the Release Agreement, NuScale was required to pay $49,769 to CFPP LLC and provide a letter of credit in the amount of $5,000 for demobilization and wind down costs. This letter of credit is collateralized by $5,100 and included in the accompanying condensed consolidated balance sheet as Restricted cash as of June 30, 2024 and December 31, 2023.

Upon final settlement of the LLM Agreement, and once DOE is compensated for its investment in the LLM (stemming from DOE’s funding under its cost share agreement with CFPP LLC), NuScale will obtain all rights and obligations of the LLM. As a result of DOE’s investment in the LLM, as of June 30, 2024 and December 31, 2023, NuScale has included a Long-lead material liability on the accompanying condensed consolidated balance sheet in the amount of $32,445, for the estimated cost to gain 100% of the LLM, once completed. The LLM represents in process inventory recorded at cost and is identified as Long-lead material work in process on the condensed consolidated balance sheet in the amount of $41,227 and $36,361 as of June 30, 2024 and December 31, 2023, respectively.
9.Noncurrent Accounts Payable and Accrued Expenses
During the three months ended June 30, 2024, a contract with one of NuScale’s LLM manufacturing vendors was renegotiated as a result of the Release Agreement with CFPP LLC. This amendment resulted in new production milestones, with interest-free payments expected between July 2025 and December 2025. Should the payments be deferred to a later date, interest will begin accruing on January 1, 2026. As a result, we have reclassified $24,880 out of Accounts payable and accrued expenses into Noncurrent accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
10.Employee Benefits
The Company sponsors a defined contribution 401(k) Plan with contributions to be made at the sole discretion of the management. Under the provisions of the 401(k) Plan, the Company matches the employees’ contributions for the first 3% of compensation and matches 50% of the employees’ contributions for the next 2% of compensation. The expense recorded for the 401(k) Plan was $526 and $691 for the three months ended June 30, 2024 and 2023, respectively, and $1,139 and $1,442 for the six months ended June 30, 2024 and 2023, respectively.
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

The effective tax rate was 0% for the three and six months ended June 30, 2024. The effective income tax rate for the three and six months ended June 30, 2024 differed significantly from the statutory rates, primarily due to the losses allocated to NCI and the recognition of a valuation allowance as a result of the Company’s new tax structure following the Transaction.

There was no income tax expense recorded during the three and six months ended June 30, 2024.

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at NuScale Corp as of June 30, 2024, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state and local income tax returns are currently under examination by the respective taxing authorities.
12.Equity-Based Compensation

The total compensation expense recognized for common share options and time-based RSU awards during the three months ended June 30, 2024 and 2023 was $4,277 and $4,453, respectively, and $6,496 and $8,090 for the six months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024, equity-based compensation of $1,981 was included in G&A expense and $2,296 was included in Other expense, compared to $1,868 and $2,585, respectively, over the same periods in the prior year. For the six months ended June 30, 2024, equity based compensation of $3,428 was included in G&A expense and $3,068 included in Other expense compared to $3,361 and $4,729, respectively, over the same periods in the prior year.

Stock Options

During the six months ended June 30, 2024, the Board approved 2,909,375 employee share option awards, with an aggregate fair value of $6,401, that vest one-third annually starting in February 2025 for a period of three years.

The Company measures the fair value of each share option grant at the date of grant using a Black-Scholes option pricing model.

Time-based RSUs

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
During the six months ended June 30, 2024, the Company granted employees 4,598,635 RSUs with an aggregate value of $14,716. The RSUs vest one-third annually starting in February 2025. During the three and six months ended June 30, 2024, RSUs totaling 450,332 and 918,239, respectively, vested and the Class A shares were issued.

13.Related Party Transactions
From time to time, the Company enters into strategic agreements with Fluor, whereby Fluor or the Company perform services for one another. For the three months ended June 30, 2024 and 2023, we incurred expenses of $291 and $8,479, respectively, while for the six months ended June 30, 2024 and 2023, we incurred expenses of $538 and $17,205, respectively. As of June 30, 2024 and December 31, 2023, the Company owed Fluor, as Accounts payable and accrued expenses on the condensed consolidated balance sheet, amounts totaling $1,233 and $4,080, respectively. For the three months ended June 30, 2024 and 2023, we earned revenue of $523 and $4,756, respectively, and for the six months ended June 30, 2024 and 2023, we earned $523 and $8,770, respectively. As of June 30, 2024 and December 31, 2023, Fluor owed us $523 and $2,642, respectively, amounts which are included in Accounts and other receivables on the condensed consolidated balance sheet.

For the three months ended June 30, 2024 and 2023, Fluor accounted for 54% and 82%, respectively, of total revenue, while for the six months ended June 30, 2024 and 2023, they accounted for 22% and 78%, respectively.
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

On September 19, 2022, thirteen purported members of NuScale LLC filed suit in the U.S. District Court for the District of Oregon against NuScale LLC, Fluor Enterprises, Japan NuScale Innovation, Inc., and Sargent & Lundy Holdings, LLC. The plaintiffs purport to represent a class of individuals who held common units or options to purchase common units in NuScale LLC and seek declaratory relief and damages based on breach of contract and other common law claims. The claims in the complaint are based on amendments to the operating agreement of NuScale LLC in connection with the Merger between NuScale LLC and Spring Valley Acquisition Corp. NuScale LLC filed a motion to dismiss the complaint on November 21, 2022. Plaintiffs filed a response on January 17, 2023, and NuScale LLC filed a reply on February 14, 2023. A hearing on various motions to dismiss took place on May 17, 2023, and on August 3, 2023, the Magistrate Judge assigned to the case issued a report and recommendation that recommended that NuScale LLC’s motion to dismiss be denied. On August 17, 2023, NuScale LLC filed an objection to the report and recommendation. On November 13, 2023, the District Court Judge entered an order accepting the report and recommendation. On December 8, 2023, Plaintiffs filed a motion for leave to amend their complaint, seeking to add claims and bring back defendants that were dismissed from the complaint at an earlier stage of the litigation (Fluor Enterprises, Japan NuScale Innovation, Inc., and Sargent & Lundy Holdings, LLC). NuScale LLC and the other defendants opposed the proposed amendment. On May 2, 2024, the Magistrate Judge issued a report and recommendation that recommended that Plaintiffs’ proposed amendment be denied. Plaintiffs did not file an objection to this report, and it was adopted by the District Court Judge on June 24, 2024. That same day, the Court ordered that the parties confer and provide proposed dates for completing discovery and filing any dispositive motions. While no assurance can be given as to the ultimate outcome of this matter, the Company does not believe it is probable that a loss will be incurred and the Company has not recorded any liability as a result of these actions.

Two other shareholder class action lawsuits were filed in the U.S. District Court for the District of Oregon against the Company, John Hopkins, Chris Colbert, Robert Hamady and Clayton Scott: (1) Sigman v. NuScale Power Corp., et al. (Case No. 23-1689, filed November 15, 2023), and (2) Ryckewaert v. NuScale Power Corp., et al. (Case No. 23-1956, filed December 26, 2023). These lawsuits assert virtually identical allegations and claims and were consolidated before the same judge on February 2, 2024. The lawsuits assert claims under the federal securities laws and allege that the Company and members of management made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations and prospects, and specifically about certain of the Company’s agreements with customers. The Court has appointed lead plaintiff and lead counsel, and they filed an amended complaint on April 18, 2024 that makes similar allegations as the original complaints. Defendants’ filed a

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
motion to dismiss on June 17, 2024. While no assurance can be given as to the ultimate outcome of this matter, the Company does not believe it is probable that a loss will be incurred and the Company has not recorded any liability as a result of these actions.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of NuScale Power Corporation should be read together with our financial statements as of and for the years ended December 31, 2023 and 2022 and our unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 and 2023, together with related notes thereto. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. As used herein, “NuScale,” “the Company,” “us,” “our” or “we” refer to NuScale Power Corporation, together with its consolidated subsidiaries.
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
Since our founding in 2007, we have made significant progress towards commercializing the first SMR in the United States. In 2017, we submitted our Design Certification Application (“DCA”) to the U.S. Nuclear Regulatory Commission (“NRC”). On August 28, 2020, the NRC issued its Final Safety Evaluation Report, representing the NRC’s completion of its technical review. On September 11, 2020, the NRC issued its Standard Design Approval (“SDA”) of our NPM and scalable plant design. With this phase of NuScale’s DCA now complete, customers may proceed with plans to develop NuScale power plants with the understanding that the NRC has approved the safety aspects of the NPM and plant design. We expect the Company will continue to experience operating losses and negative operating cash flow until the commercialization of the NPM. On January 19, 2023, the NRC published in the Federal Register a final rule that certifies NuScale’s SMR design for use in the United States, which became effective 30 days after publication.

In January 2023, the Company submitted a SDA Application and the associated licensing topical reports to the NRC for NuScale’s 6-unit 77 MWe NPM design. Once approved, customers in the United States will be able to reference the certified design and SDA for expedited construction and operating licensing of NuScale’s SMR pursuant to 10 CFR Part 52. On July 31, 2023, the NRC formally announced that it has accepted the Company’s SDA Application for formal review. Based on the NRC’s published schedule for SDA Application review, we expect the NRC will complete its review and SDA approval will be received by July 31, 2025.

The Company currently has only one “Class 1” customer: RoPower Nuclear S.A. (“RoPower”), which is a joint venture established by S.N. Nuclearelectrica S.A. (“Nuclearelectrica”) and Nova Power & Gas S.A. In November 2023, we entered into the Release Agreement with CFPP LLC, the Company’s first customer, pursuant to which the Company agreed to terminate the Development Cost Reimbursement Agreement (“DCRA”), as amended, and our Long Lead Material Reimbursement Agreement (“LLM Agreement”). CFPP LLC was receiving funding for approximately 79% of its qualified project costs, including the long-lead materials (“LLM”), under a cooperative agreement with the Department of Energy (“DOE”). Under the Release Agreement, we agreed to repay CFPP LLC’s Net Development Costs. Upon final settlement of the LLM Agreement, and once DOE is compensated for its investment in the LLM (stemming from DOE’s funding under its cost share agreement with CFPP LLC), NuScale will obtain all rights and obligations associated with the LLM.

Results of Operations

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$967	$5,795	$2,346	$11,300
Cost of sales	(850)	(5,765)	(1,585)	(9,181)
Gross Margin	117	30	761	2,119
Research and development expenses	12,132	26,932	25,287	54,502
General and administrative expenses	16,827	16,323	36,186	31,018
Other expenses	13,036	12,896	25,139	28,192
Loss From Operations	(41,878)	(56,121)	(85,851)	(111,593)
Sponsored cost share	2,448	16,337	5,844	34,210
Change in fair value of warrant liabilities	(36,733)	7,199	(45,778)	6,091
Interest income	1,725	2,851	3,267	5,948
Loss Before Income Taxes	$(74,438)	$(29,734)	$(122,518)	$(65,344)
Comparison of the Three Months Ended June 30, 2024 and 2023

Revenue and Cost of Sales

The decrease in revenue and cost of sales was attributable to the loss of the contract with CFPP LLC.

Research and Development

R&D expenses decreased as a result of $2.5 million in lower compensation costs associated with our transition from a R&D-based company to a commercial company, while we also had lower professional fees of $12.2 million due to the loss of the CFPP LLC contract and cost cutting measures.

Sponsored Cost Share
Sponsored cost share decreased due to decreased DOE funding and the loss of the CFPP LLC contract.

Change in Fair Value of Warrant Liabilities

The change resulted from a significant increase in the Company’s warrant price, consistent with the Company’s stock price, during the three months ended June 30, 2024.

Comparison of the Six Months Ended June 30, 2024 and 2023

Changes in Presentation

For the six months ended June 30, 2023, amounts totaling $1.9 million were reclassified out of Other expenses and into R&D expenses to conform to the current year presentation.

Revenue and Cost of Sales

The decrease in revenue and cost of sales was attributable to the loss of the contract with CFPP LLC.

Research and Development

R&D expenses decreased as a result of $3.9 million in lower compensation costs associated with our transition from a R&D-based company to a commercial company, while we also had lower professional fees of $25.1 million due to the loss of the CFPP contract and cost cutting measures.

General and Administrative
G&A expenses increased due to $1.4 million in compensation costs resulting from severance costs, partially offset by savings related to the workforce reduction. Further, we had $5.3 million higher strategic marketing expenses as we continue to target potential customers. These increases were partially offset by management successfully executing their strategy for controlling costs related to nonessential items.

Other

Other expenses decreased as a result of lower equity-based compensation in the amount of $1.6 million along with savings on nonessential expenses management has identified and eliminated.
Sponsored Cost Share
Sponsored cost share decreased as a result of the loss of the contract with CFPP LLC and decreased DOE funding in the current year.

Change in Fair Value of Warrant Liabilities

The change resulted from a significant increase in the Company’s warrant price during the six months ended June 30, 2024.
Liquidity and Capital Resources
During the three and six months ended June 30, 2024, the Company issued and sold shares of Class A common stock in the amount of 4,198,064 and 12,696,994, respectively, at a weighted average price of $7.58 and $5.87 per share, respectively. During the three months ended June 30, 2024, the ATM Program generated gross and net proceeds of $31.8 million and $31.0 million, respectively, while for the six months ended June 30, 2024 the ATM Program generated gross and net proceeds of $74.5 million and $72.6 million, respectively. As of June 30, 2024, we have 5,565,628 shares of Class A common stock authorized and available under the ATM Program at an aggregate sales price of up to $65.1 million.
Subsequent to June 30, 2024, the Company issued and sold 1,420,391 shares of Class A common stock under the ATM Program for the gross and net proceeds of $18,858 and $18,386, respectively.
Since NuScale’s inception, we have incurred significant operating losses and have an accumulated deficit of $284.6 million, with negative operating cash flows. As of June 30, 2024, we had cash and cash equivalents of $130.9 million and restricted cash of $5.1 million with no debt. Historically, our primary sources of cash included investment capital, DOE and other government sponsored cost share agreements to support the advancement of the Company’s SMR technology both domestically and abroad. As we transition from a focus on research and development to commercialization of our technology, the Company is focusing on commercial contracts that generate revenue. These factors combined with the execution of the Release Agreement with CFPP LLC have impacted our cash flow from operations during the period and our forecasted cash flow from operations during the remainder of the 2024 fiscal year. While we believe we have sufficient funds to reach commercialization of our NPM, certain costs are not reasonably estimable at this time, and we may require additional funding, which may not be available on terms acceptable to us or at all. Our projections anticipate certain customer-sourced income that is not assured and DOE funds which are subject to Congressional appropriations and dependent on the President signing it into law.

On January 5, 2024, NuScale announced a plan to reduce the Company’s workforce by 154 full time employees, or 28%, in order to continue our transition from a R&D-based company to a commercial company. This resulted in a one-time charge of $3.2 million during the six months ended June 30, 2024.

Subsequent to June 30, 2024, the Company executed a revenue generating agreement with RoPower in relation to the advancement of Doicesti project Phase 2 Front-End Engineering Design, a project which targets the development of six NuScale power modules at a former coal plant site in Doicești, Romania.

As a result of the cost-cutting plans implemented by management, the utilization of our ATM Program and the execution of a customer contract subsequent to June 30, 2024, we believe we will have sufficient funds available to cover required R&D activities and operating cash needs for the next twelve months. Further, management plans to prudently manage its expenses and cash reserves into the future, including beyond the next twelve months, recognizing the need to secure additional customer commitments to support long-term operations. For additional information regarding these risk factors, see the Company’s 2023 Form 10-K.
Comparison of Cash Flows for the Six Months Ended June 30, 2024 and 2023
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net Cash Used in Operating Activities	$(69,521)	$(82,367)
Net Cash Provided by Investing Activities	195	48,380
Net Cash Provided by Financing Activities	79,995	4,371
Net change in cash and cash equivalents (A)	$10,669	$(29,616)

(A) Includes $5,100 in restricted cash
Cash Flows used in Operating Activities
Our cash used in operations improved during the six months ended June 30, 2024 due to lower payments for business development services and other efficiencies.
Cash Flows provided by Investing Activities
During the six months ended June 30, 2023 the Company sold a short-term investment for $50.0 million. Typically, investing activities will consist of capital expenditures, although during the six months ended June 30, 2024 NuScale received insurance proceeds for property, plant and equipment.

Cash Flows provided by Financing Activities
During the six months ended June 30, 2024, net cash provided by financing activities consisted of proceeds from the utilization of our ATM Program and the exercise of stock options, while during the six months ended June 30, 2023 the proceeds originated only from the exercise of stock options.
Capital Resources
Under the Release Agreement, the Company is required to have credit support to fund the amount of its potential reimbursement of demobilization and wind down costs with CFPP LLC. This account is identified as Restricted cash in the amount of $5.1 million on the accompanying condensed consolidated balance sheet and acts as collateral for the $5.0 million letter of credit outstanding at June 30, 2024.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the discussion of the Company’s market risk in Part I, Item 7A., Quantitative and Qualitative Disclosures About Market Risk, of the Company’s 2023 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective as of June 30, 2024. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

On September 19, 2022, thirteen purported members of NuScale LLC filed suit in the U.S. District Court for the District of Oregon against NuScale LLC, Fluor Enterprises, Japan NuScale Innovation, Inc., and Sargent & Lundy Holdings, LLC. The plaintiffs purport to represent a class of individuals who held common units or options to purchase common units in NuScale LLC and seek declaratory relief and damages based on breach of contract and other common law claims. The claims in the complaint are based on amendments to the operating agreement of NuScale LLC in connection with the Merger between NuScale LLC and Spring Valley Acquisition Corp. NuScale LLC filed a motion to dismiss the complaint on November 21, 2022. Plaintiffs filed a response on January 17, 2023, and NuScale LLC filed a reply on February 14, 2023. A hearing on various motions to dismiss took place on May 17, 2023, and on August 3, 2023, the Magistrate Judge assigned to the case issued a report and recommendation that recommended that NuScale LLC’s motion to dismiss be denied. On August 17, 2023, NuScale LLC filed an objection to the report and recommendation. On November 13, 2023, the District Court Judge entered an order accepting the report and recommendation. On December 8, 2023, Plaintiffs filed a motion for leave to amend their complaint, seeking to add claims and to bring back defendants that were dismissed from the complaint at an earlier stage of the litigation (Fluor Enterprises, Japan NuScale Innovation, Inc., and Sargent & Lundy Holdings, LLC). NuScale LLC and the other defendants opposed the proposed amendment. On May 2, 2024, the Magistrate Judge issued a report and recommendation that recommended that Plaintiffs’ proposed amendment be denied. Plaintiffs did not file an objection to this report, and it was adopted by the District Court Judge on June 24, 2024. That same day, the Court ordered that the parties confer and provide proposed dates for completing discovery and filing any dispositive motions. While no assurance can be given as to the ultimate outcome of this matter, the Company does not believe it is probable that a loss will be incurred and the Company has not recorded any liability as a result of these actions.

Two other shareholder class action lawsuits were filed in the U.S. District Court for the District of Oregon against the Company, John Hopkins, Chris Colbert, Robert Hamady and Clayton Scott: (1) Sigman v. NuScale Power Corp., et al. (Case No. 23-1689, filed November 15, 2023), and (2) Ryckewaert v. NuScale Power Corp., et al. (Case No. 23-1956, filed December 26, 2023). These lawsuits assert virtually identical allegations and claims and were consolidated before the same judge on February 2, 2024. The lawsuits assert claims under the federal securities laws and allege that the Company and members of management made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations and prospects, and specifically about certain of the Company’s agreements with customers. The Court has appointed lead plaintiff and lead counsel, and they filed an amended complaint on April 18, 2024 that makes similar allegations as the original complaints. Defendants filed a motion to dismiss on June 17, 2024. While no assurance can be given as to the ultimate outcome of this matter, the Company does not believe it is probable that a loss will be incurred and the Company has not recorded any liability as a result of these actions.

In December 2023, the Company received a voluntary request from the SEC’s Denver Regional Office for information relating to its employment, severance, and confidentiality agreements, which the Company understood to be a part of a broader inquiry involving multiple companies related to the SEC’s whistleblower provisions. The Company responded in January 2024 and had no further communications with the SEC. On July 30, 2024, the Company contacted the SEC following publication of an article by Hunterbrook Media. On July 31, 2024, the SEC made follow up requests for additional information relating to the December 2023 request. The Company is in the process of responding to those requests and intends to fully cooperate with the SEC. The Company cannot predict the timing or outcome of the SEC’s investigation at this time.
Item 1A. Risk Factors

We are and may become involved in litigation that may materially adversely affect us.

We are currently named in a number of purported class action lawsuits (see “Legal Proceedings”), and from time to time, we are and may become involved in various legal proceedings relating to other matters, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings, such as the SEC’s current request for information regarding our employment, severance, and confidentiality agreements. Such matters can be time-consuming, divert management’s attention and resources from the operation of our business and cause us to incur significant expenses or liability or require us to change our business practices.

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

While we disagree with all of the plaintiffs’ claims included in the class action lawsuits, the risk of loss if plaintiffs prevail would be material to the Company. Because of the potential risks, expenses and uncertainties of litigation and investigations, we may, from time to time, settle disputes and other proceedings, even where we believe that we have meritorious claims or defenses. Because litigation and investigations are inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.

Please see the 2023 Form 10-K for a complete list of our risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, one officer of the Company, José Reyes Jr., terminated his 10b5-1 plan on April 23, 2024.

Item 6. Exhibits and Financial Statements Schedules
(a)Exhibits.

Exhibit Number	Description
3.1
Certificate of Incorporation of NuScale Power Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 5, 2022) and Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Registrant on September 1, 2023

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
__________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NuScale Power Corporation

Date	By:	/s/ John Hopkins
August 9, 2024	Name:	John Hopkins
	Title:	Chief Executive Officer

Date	By:	/s/ R. Ramsey Hamady
August 9, 2024	Name	R. Ramsey Hamady
	Title:	Chief Financial Officer