Form 10-Q
period 2024-09-30
NUSCALE POWER Corp
filed 2024-11-08
CIK 1822966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________
Commission file number 001-04321
______________________
NUSCALE POWER CORPORATION
(Exact name of registrant as specified in its charter)
______________________

Delaware			98-1588588
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1100 NE Circle Blvd., Suite 200	Corvallis	Oregon	97330
(Address of Principal Executive Offices)			(Zip Code)
(971) 371-1592
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	SMR	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	SMR.WS	New York Stock Exchange
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had 101,097,113 Class A common shares, $0.0001 par value, and 154,266,400 Class B common shares, $0.0001 par value, outstanding as of November 4, 2024.

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

Part I - Financial Information
Item 1. Financial Statements
NuScale Power Corporation
Condensed Consolidated Balance Sheet

(in thousands, except share and per share amounts)	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$111,628	$120,265
Short-term investments	45,000	—
Restricted cash	5,100	5,100
Prepaid expenses	10,914	19,054
Accounts and other receivables, net	7,912	10,127
Total current assets	180,554	154,546
Property, plant and equipment, net	2,756	4,116
In-process research and development	16,900	16,900
Intangible assets, net	749	882
Goodwill	8,255	8,255
Long-lead material work in process	41,609	36,361
Other assets	2,461	3,798
Total Assets	$253,284	$224,858
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$17,897	$44,925
Accrued compensation	7,749	8,546
Long-lead material liability	33,064	32,323
Customer deposit	20,000	—
Other accrued liabilities	1,848	1,664
Total current liabilities	80,558	87,458
Warrant liabilities	58,681	5,722
Noncurrent accounts payable and accrued expenses	23,604	—
Other noncurrent liabilities	238	1,442
Deferred revenue	78	898
Total Liabilities	163,159	95,520
Stockholders’ Equity
Class A common stock, par value $0.0001 per share, 332,000,000 shares authorized, 97,893,884 and 76,895,166 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	10	8
Class B common stock, par value $0.0001 per share, 179,000,000 shares authorized, 154,266,400 and 154,477,032 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	15	15
Additional paid-in capital	462,146	333,888
Accumulated deficit	(302,102)	(240,454)
Total Stockholders’ Equity Excluding Noncontrolling Interests	160,069	93,457
Noncontrolling interests	(69,944)	35,881
Total Stockholders' Equity	90,125	129,338
Total Liabilities and Stockholders' Equity	$253,284	$224,858
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$475	$6,950	$2,821	$18,250
Cost of sales	(295)	(5,940)	(1,880)	(15,121)
Gross Margin	180	1,010	941	3,129
Research and development expenses	12,160	63,725	37,447	118,227
General and administrative expenses	17,021	16,402	53,207	47,420
Other expenses	12,018	13,799	37,157	41,991
Loss From Operations	(41,019)	(92,916)	(126,870)	(204,509)
Sponsored cost share	660	20,774	6,504	54,984
Change in fair value of warrant liabilities	(7,191)	11,076	(52,969)	17,167
Interest income	2,008	2,738	5,275	8,686
Loss Before Income Taxes	(45,542)	(58,328)	(168,060)	(123,672)
Foreign income taxes	12	—	12	—
Net Loss	(45,554)	(58,328)	(168,072)	(123,672)
Net loss attributable to noncontrolling interests	(28,095)	(39,206)	(106,424)	(84,065)
Net Loss Attributable to Class A Common Stockholders	$(17,459)	$(19,122)	$(61,648)	$(39,607)

Loss per Share of Class A Common Stock:
Basic and Diluted	$(0.18)	$(0.26)	$(0.70)	$(0.55)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	95,197,500	74,836,884	88,137,939	72,235,763
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2024 (Unaudited)	92,486	$9	154,465	$15	$420,948	$(284,643)	$(43,018)	$93,311
Equity-based compensation expense	—	—	—	—	3,946	—	—	3,946
Exercise of common share options and warrants and vested RSUs	2,244	—	—	—	7,221	—	—	7,221
Issuance of Class A common stock	2,965	1	—	—	31,200	—	—	31,201
Exchange of combined interests for Class A common stock	199	—	(199)	—	—	—	—	—
Rebalancing of ownership percentage for exchange of combined interest into Class A shares	—	—	—	—	(1,169)	—	1,169	—
Net loss	—	—	—	—	—	(17,459)	(28,095)	(45,554)
Balances at September 30, 2024 (Unaudited)	97,894	$10	154,266	$15	$462,146	$(302,102)	$(69,944)	$90,125

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	76,895	$8	154,477	$15	$333,888	$(240,454)	$35,881	$129,338
Equity-based compensation expense		—	—	—	10,442			10,442
Exercise of common share options and warrants and vested RSUs	5,126	—	—	—	14,575			14,575
Issuance of Class A common stock	15,662	2	—	—	103,840			103,842
Exchange of combined interests for Class A common stock	211	—	(211)	—				—
Rebalancing of ownership percentage for exchange of combined interest into Class A shares	—	—	—	—	(599)		599	—
Net loss	—	—	—	—	—	(61,648)	(106,424)	(168,072)
Balances at September 30, 2024 (Unaudited)	97,894	$10	154,266	$15	$462,146	$(302,102)	$(69,944)	$90,125

NuScale Power Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2023 (Unaudited)	74,045	$7	154,720	$16	$312,618	$(202,577)	$114,140	$224,204
Equity-based compensation expense	—	—	—	—	4,009	—	—	4,009
Exercise of common share options, warrants and vested RSUs	823	—	—	—	7,867	—	—	7,867
Issuance of Class A common stock	1,386	—	—	—	—	—	—	$—
Exchange of combined interests for Class A common stock	163	1	(163)	(1)	1,895	—	—	1,895
Rebalancing of ownership percentage for exchange of combined interest into Class A shares	—	—	—	—	1,204	—	(1,204)	—
Net loss	—	—	—	—	—	(19,122)	(39,206)	(58,328)
Balances at September 30, 2023 (Unaudited)	76,417	$8	154,557	$15	$327,593	$(221,699)	$73,730	$179,647

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	69,353	$7	157,091	$16	$296,748	$(182,092)	$162,408	$277,087
Equity-based compensation expense		—	—	—	12,099	—	—	12,099
Exercise of common share options, warrants and vested RSUs	3,144	—	—	—	7,867	—	—	7,867
Issuance of Class A common stock	1,386	—	—	—	6,266	—	—	$6,266
Exchange of combined interests for Class A common stock	2,534	1	(2,534)	(1)	—	—	—	—
Rebalancing of ownership percentage for exchange of combined interest into Class A shares	—	—	—	—	4,613	—	(4,613)	—
Net loss		—	—	—	—	(39,607)	(84,065)	(123,672)
Balances at September 30, 2023 (Unaudited)	76,417	$8	154,557	$15	$327,593	$(221,699)	$73,730	$179,647
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)
	Nine Months Ended September 30,
	2024	2023
OPERATING CASH FLOW
Net Loss	$(168,072)	$(123,672)
Adjustments to reconcile net loss to operating cash flow:
Depreciation	1,286	1,813
Amortization of intangibles	133	133
Equity-based compensation expense	10,442	12,099
Provision for credit losses	57	—
Impairment of intangible asset	71	—
Gain on insurance proceeds received for damage to property, plant and equipment	(122)	—
Change in fair value of warrant liabilities	52,969	(17,167)
Net noncash change in right of use assets and lease liabilities	(274)	(230)
Changes in assets and liabilities:
Prepaid expenses and other assets	8,474	(18,377)
Accounts and other receivables	2,157	(8,991)
Long-term contract work in process	(5,248)	(30,765)
Long-lead material liability	741	34,500
Accounts payable and accrued expenses	(2,044)	8,830
Nonrefundable customer deposit	20,000	—
Lease liability	(1,202)	(1,290)
Deferred revenue	(820)	32,525
Accrued compensation	(797)	550
Net Cash Used in Operating Activities	(82,249)	(110,042)

INVESTING CASH FLOW
Sale of short-term investments	—	50,000
Purchase of short-term investments	(45,000)	—
Insurance proceeds received for damage to property, plant and equipment	195	—
Purchases of property, plant and equipment	—	(1,674)
Net Cash (Used) Provided by Investing Activities	(44,805)	48,326

FINANCING CASH FLOW
Proceeds from the issuance of common stock, net of issuance fees	103,842	7,867
Proceeds from exercise of warrants and common share options	14,575	6,266
Net Cash Provided by Financing Activities	118,417	14,133

Net Change in Cash, Cash Equivalents and Restricted Cash	(8,637)	(47,583)
Cash, cash equivalents and restricted cash:
Beginning of period	125,365	244,217
End of period	$116,728	$196,634
Supplemental disclosures of cash flow information:
Foreign income taxes paid	$3,212	$—
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

1.Nature of Business
Organization
NuScale Corp (“NuScale”, the “Company”, “us”, “we” or “our”) is incorporated under the laws of the state of Delaware. The Company is the primary beneficiary of NuScale LLC, a variable interest entity, and all activity of NuScale LLC and the Company are consolidated herein. NuScale LLC is a limited liability company organized in the State of Oregon in 2011. As at September 30, 2024, NuScale was majority owned by Fluor Enterprises, Inc., a subsidiary of Fluor Corporation; however, subsequent to September 30, 2024, Fluor’s ownership fell below 50%.
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

On January 5, 2024, NuScale announced a plan to reduce the Company’s workforce by 154 full time employees, or 28%, in order to continue our transition from a R&D-based company to a commercial company. This resulted in a one-time charge of $3,236 during the nine months ended September 30, 2024, and is included in Other expenses on the condensed consolidated income statement.

As a result of the cost optimization plans implemented by management, the utilization of our ATM Program and execution of customer contracts, we believe we will have sufficient funds available to cover required R&D activities and operating cash needs for the next twelve months.
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

Changes in Presentation

For the nine months ended September 30, 2023, amounts totaling $1,855 were reclassified out of Other expenses and into R&D expenses to conform to the current year presentation.

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

Cash in the amount of $5,100 is restricted as collateral for the letter of credit associated with the Release Agreement with CFPP LLC at September 30, 2024 and December 31, 2023, and is identified as Restricted cash in the condensed consolidated balance sheet. The restricted cash balance plus cash and cash equivalents on the condensed consolidated balance sheet equals cash, cash equivalents and restricted cash, as reflected in the condensed consolidated statements of cash flows.
Sales and Marketing Agreements

The Company has entered into sales and marketing agreements pursuant to which it prepaid certain expenses to the counterparty. As of September 30, 2024 and December 31, 2023, the balance of $3,750 and $15,000, respectively, is included in Prepaid expenses on the accompanying condensed consolidated balance sheet and will be amortized monthly on a straight-line basis through December 31, 2024.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging”, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The fair value of the Public and Private Placement Warrants at December 31, 2023 has been estimated using the Public Warrants’ quoted market price, while all Warrants are Public Warrants as of September 30, 2024.

Revenue Recognition

As we continue to transition from a R&D company toward the commercialization of our SMR, we continue to expand our array of products and services. During the third fiscal quarter of 2024, the Company entered into a revenue generating agreement with a customer, structured as a fixed price contract with variable consideration. Under this fixed price contract, all amounts currently collected are deferred and included in Customer deposit on the condensed consolidated balance sheet, with revenue to be recognized as performance obligations are achieved.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

Subsequent to September 30, 2024, the Company executed a revenue generating agreement with Fluor, whereby NuScale will provide engineering and design services in support of Phase 2 Front-End Engineering and Design for a VOYGRTM-6 Nuclear Power Generation project.

Sponsored Cost Share

As our commercialization activities advance, we have continued to enter into cost share agreements with various entities, including both governmental and private, under which the Company is reimbursed for specific R&D activities. As of September 30, 2024, these entities include the United States Department of State and United States Trade and Development Agency (combined as “USG”), RoPower, DOE and CFPP LLC.

Beginning in 2021, the Company partnered with USG to develop SMRs in foreign markets. Under USG’s technical assistance grant programs, we receive cost share commitments to support licensing work in these foreign markets, one of which is additionally supported by RoPower. During the three months ended September 30, 2024 and 2023, USG cost share totaled $641 and $10,521, respectively, while during the nine months ended September 30, 2024 and 2023, USG cost share totaled $5,833 and $20,080, respectively.

Since 2014, DOE has provided critical funding to the Company through a series of cooperative agreements that support ongoing commercialization activities. During the nine months ended September 30, 2024, DOE cost share totaled $336, while during the three and nine months ended September 30, 2023, DOE cost share totaled $9,171 and $28,718, respectively.

Finally, we receive subrecipient cost share from CFPP LLC under a contract between the DOE and UAMPS for R&D performed with the goal of developing our first SMR. Under this agreement we received cost share of $19 and $1,082 during the three months ended September 30, 2024 and 2023, respectively, while for the nine months ended September 30, 2024 and 2023, the Company received cost share of $335 and $6,186, respectively.

Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU’s amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that adoption of ASU 2023-09 will have on our condensed consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. ASU 2023-07 requires annual and interim disclosures that are expected to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating ASU 2023-07 to determine its impact on the Company’s disclosures, however, the Company does not expect ASU 2023-07 to have a material impact.
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

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
Noncontrolling Interests	2024	2023	2024	2023

NuScale Corp Class A common stock
Beginning of period	92,486,358	74,045,206	76,895,166	69,353,019
Exchange of combined interests for Class A common stock	198,335	163,497	210,632	2,534,302
Issuance of Class A common stock	2,964,586	822,332	15,661,580	3,143,714
Exercise of options, warrants and vested RSUs	2,244,605	1,385,623	5,126,506	1,385,623
End of period	97,893,884	76,416,658	97,893,884	76,416,658

NuScale LLC Class B Units (NCI)
Beginning of period	154,464,735	154,720,015	154,477,032	157,090,820
Exchange of combined interests for Class A common stock	(198,335)	(163,497)	(210,632)	(2,534,302)
End of period	154,266,400	154,556,518	154,266,400	154,556,518

Total
Beginning of period	246,951,093	228,765,221	231,372,198	226,443,839
Issuance of Class A common stock	2,964,586	822,332	15,661,580	3,143,714
Exercise of options, warrants and vested RSUs	2,244,605	1,385,623	5,126,506	1,385,623
End of period	252,160,284	230,973,176	252,160,284	230,973,176

Ownership Percentage

NuScale Corp Class A common stock
Beginning of period	37.5%	32.4%	33.2%	30.6%
End of period	38.8%	33.1%	38.8%	33.1%

NuScale LLC Class B Units (NCI)
Beginning of period	62.5%	67.6%	66.8%	69.4%
End of period	61.2%	66.9%	61.2%	66.9%
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

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Net loss attributable to Class A common stockholders	$(17,459)	$(19,122)	$(61,648)	$(39,607)
Weighted-average shares for basic and diluted loss per share	95,197,500	74,836,884	88,137,939	72,235,763
Basic and Diluted loss per share of Class A common stock	$(0.18)	$(0.26)	$(0.70)	$(0.55)
Anti-dilutive securities excluded from shares outstanding:
Shares of Class B common stock	154,266,400	154,556,518	154,266,400	154,556,518
Stock options	7,684,894	9,606,510	7,684,894	9,606,510
Warrants	18,455,747	18,458,701	18,455,747	18,458,701
Time-based RSUs	5,296,625	3,335,535	5,296,625	3,335,535
Total	185,703,666	185,957,264	185,703,666	185,957,264

During the three months ended September 30, 2024, the ATM Program generated gross proceeds of $32,001 and net proceeds of $31,201, while for the nine months ended September 30, 2024 the ATM Program generated gross and net proceeds of $106,503 and $103,840, respectively. During the three and nine months ended September 30, 2023, the ATM Program generated gross and net proceeds of $8,337 and $7,867, respectively. As of September 30, 2024, we have 2,601,042 shares of Class A common stock authorized and available under the ATM Program at an aggregate sales price of up to $33,141.

During the three and nine months ended September 30, 2024, the Company issued and sold shares of Class A common stock in the amount of 2,964,586 and 15,661,580, respectively, at a weighted average price of $10.79 and $6.80 per share, respectively, while during the three and nine months ended September 30, 2023, NuScale issued and sold 1,385,623 shares of Class A common stock, with a weighted average price of $6.02.

Subsequent to September 30, 2024, the Company issued and sold 2,601,042 shares of Class A common stock under the ATM Program for the gross and net proceeds of $32,451 and $31,639, respectively.
4.Warrant Liabilities

Under the Company’s Warrant Agreement, when Private Placement Warrants are transferred by Spring Valley Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”), to persons who are not “Permitted

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Transferees” (as defined in the Warrant Agreement) of the Sponsor, they cease to be Private Placement Warrants and become Public Warrants under the Warrant Agreement. The Company has been informed by the Sponsor that the Private Placement Warrants were transferred in accordance with the Warrant Agreement to persons who are not Permitted Transferees. Consequently, the previously described Private Placement Warrants are now Public Warrants under the Warrant Agreement, resulting in all 18,455,723 warrants identified as Public Warrants in Note 5, Fair Value Measurement, as of September 30, 2024. During the three and nine months ended September 30, 2024, 2,954 warrants were exercised for Class A common shares and $34 cash.

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

Our Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in fair value of the Warrants are recorded in the statement of operations each period. As discussed in Note 4, Warrant Liabilities, because the Private Placement Warrants are no longer held by the Sponsor or a “Permitted Transferee” of the Sponsor, the Private Placement Warrants are Public Warrants under the Warrant Agreement. In light of these circumstances, we have classified both the Private Placement Warrants and the Public Warrants as Level 1 as of September 30, 2024.

The following tables represents the Company’s financial liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
Warrant Liabilities:
Public Warrants	$58,681	$—	$—	$58,681
Total Warrant Liabilities as of September 30, 2024	$58,681	$—	$—	$58,681

(in thousands)	Level 1	Level 2	Level 3	Total
Warrant Liabilities:
Public Warrants	$2,963	$—	$—	$2,963
Private Placement Warrants	—	2,759	—	2,759
Total Warrant Liabilities as of December 31, 2023	$2,963	$2,759	$—	$5,722
6.Accounts and Other Receivables
Accounts and other receivables, net include reimbursement requests outstanding from the cost share awards, interest receivable and commercial accounts receivable. The cost share reimbursement requests are recognized as eligible costs are incurred. Reimbursement under the awards is recognized as award funds are obligated, and are included in Sponsored cost share in the condensed consolidated statement of operations. Interest receivable of $740 and $318 was outstanding at September 30, 2024 and December 31, 2023, respectively.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
The majority of our receivables are either due from the U.S. federal government or have to do with a federal project. For these reasons, the majority of receivables are deemed to be fully collectible and only an immaterial allowance has been recorded.
7.Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Furniture and fixtures	$27	$27
Office and computer equipment	7,222	7,274
Software	13,898	14,102
Operations equipment	1,165	1,165
Leasehold improvements	2,189	2,293
	24,501	24,861
Less: Accumulated depreciation	(21,745)	(20,745)
Net property, plant and equipment	$2,756	$4,116
Depreciation of property, plant and equipment for the three months ended September 30, 2024 and 2023 was $394 and $641, respectively. Of these amounts, $73 and $321 is included in G&A expenses and Other expense, respectively, for the 2024 fiscal year and $120 and $521, respectively, for the 2023 fiscal year.
During the nine months ended September 30, 2024 depreciation in the amount of $247 and $1,039 is included in G&A expenses and Other expense, respectively, and $397 and $1,416, respectively, for the same period in the prior fiscal year.
8.Long-Lead Material Work In Process and Liability
During the first quarter of 2023, we entered into the LLM Agreement with CFPP LLC. Related to this contract, the Company has subcontracted for the purchase of certain long-lead materials (“LLM”) in the amount of $55,700, that were to be used in fabrication of the NPMs as part of the DCRA with CFPP LLC. However, on November 7, 2023, NuScale and CFPP LLC entered into the Release Agreement whereby the DCRA and LLM Agreement would be suspended, while wind down procedures and the ultimate disposition of the long-lead materials would be negotiated between the Company, CFPP LLC and DOE. As part of the Release Agreement, NuScale was required to pay $49,769 to CFPP LLC and provide a letter of credit in the amount of $5,000 for demobilization and wind down costs. This letter of credit is collateralized by $5,100 and included in the accompanying condensed consolidated balance sheet as Restricted cash as of September 30, 2024 and December 31, 2023.

Upon final settlement of the LLM Agreement, and once DOE is compensated for its investment in the LLM (stemming from DOE’s funding under its cost share agreement with CFPP LLC), NuScale will obtain all rights and obligations of the LLM. As a result of DOE’s investment in the LLM, as of September 30, 2024 and December 31, 2023, NuScale has included a Long-lead material liability on the accompanying condensed consolidated balance sheet in the amount of $33,064 and $32,323, respectively, for the estimated cost to gain 100% of the LLM, once completed. The LLM represents in-process inventory recorded at cost and is identified as Long-lead material work in process on the condensed consolidated balance sheet in the amount of $41,609 and $36,361 as of September 30, 2024 and December 31, 2023, respectively.

9.Customer Deposit

As previously noted, in the third quarter, NuScale entered into a fixed price contract with variable consideration. At that time the Company was paid an upfront fee that is nonrefundable but cannot be recognized as revenue under GAAP until the performance obligations have been achieved, which we anticipate occurring during the fourth quarter of 2024. At December 31, 2023, there were no customer deposits included in our consolidated balance sheet.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
10.Noncurrent Accounts Payable and Accrued Expenses
During May 2024, a contract with one of NuScale’s LLM manufacturing vendors was renegotiated as a result of the Release Agreement with CFPP LLC. This amendment resulted in new production milestones, with interest-free payments expected in December 2025. Should the payments be deferred to a later date, interest will begin accruing on January 1, 2026. As of September 30, 2024, the balance totals $23,212 and is included in Noncurrent accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.
11.Employee Benefits
The Company sponsors a defined contribution 401(k) Plan with contributions to be made at the sole discretion of the management. Under the provisions of the 401(k) Plan, the Company matches the employees’ contributions for the first 3% of compensation and matches 50% of the employees’ contributions for the next 2% of compensation. The expense recorded for the 401(k) Plan was $396 and $578 for the three months ended September 30, 2024 and 2023, respectively, and $1,535 and $2,020 for the nine months ended September 30, 2024 and 2023, respectively.
12.Income Taxes
NuScale LLC was historically and remains a partnership for U.S. federal income tax purposes with each partner being separately taxed on its share of taxable income or loss. NuScale Corp is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of any net taxable income or loss and any related tax credits of NuScale LLC.

The effective tax rate was 0% for the three and nine months ended September 30, 2024. The effective income tax rate for the three and nine months ended September 30, 2024 differed significantly from the statutory rates, primarily due to the losses allocated to the NCI and the recognition of a valuation allowance as a result of the Company’s new tax structure following the Transaction.

During the three and nine months ended September 30, 2024, the Company incurred a minimal amount of foreign income tax expense, while incurring no such expense during the same periods in the prior year. However, during the third quarter, NuScale received a customer deposit from a Romanian entity subject to Romanian withholding tax in the amount of $3,200. This amount is included in Prepaid expenses in the condensed consolidated balance sheet at September 30, 2024 and will be expensed as the revenue is recognized. No such amount was prepaid as of December 31, 2023.

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at NuScale Corp as of September 30, 2024, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state and local income tax returns are currently under examination by the respective taxing authorities.
13.Equity-Based Compensation

The total compensation expense recognized for common share options and time-based RSU awards during the three months ended September 30, 2024 and 2023 was $3,946 and $4,009, respectively, and $10,442 and $12,099 for the nine months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024, equity-based compensation of $2,017 was included in G&A expense and $1,929 was included in Other expense, compared to $1,496 and $2,513, respectively, over the same period in the prior year. For the nine months ended September 30, 2024, equity based compensation of $5,445 was included in G&A expense and $4,997 included in Other expense compared to $4,857 and $7,242, respectively, over the same period in the prior year.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Stock Options

During the nine months ended September 30, 2024, the Board approved 2,909,375 employee share option awards, with an aggregate fair value of $6,401, that vest one-third annually starting in February 2025 for a period of three years.

The Company measures the fair value of each share option grant at the date of grant using a Black-Scholes option pricing model.

Time-based RSUs

During the nine months ended September 30, 2024, the Company granted employees 4,598,635 RSUs with an aggregate value of $14,716. The RSUs vest one-third annually starting in February 2025. During the three and nine months ended September 30, 2024, RSUs of 179,053 and 1,097,292, respectively, vested with Class A common shares issued.

14.Related Party Transactions
From time to time, the Company enters into strategic agreements with Fluor, whereby Fluor or the Company perform services for one another. For the three months ended September 30, 2024 and 2023, we incurred expenses of $229 and $10,763, respectively, while for the nine months ended September 30, 2024 and 2023, we incurred expenses of $767 and $27,968, respectively. As of September 30, 2024 and December 31, 2023, the Company owed Fluor, as Accounts payable and accrued expenses on the condensed consolidated balance sheet, amounts totaling $802 and $4,080, respectively. For the three months ended September 30, 2024 and 2023, we earned revenue of $47 and $5,302, respectively, and for the nine months ended September 30, 2024 and 2023, we earned $570 and $14,072, respectively. At December 31, 2023, Fluor owed us $2,642, with no such amount outstanding as of September 30, 2024, amounts which are included in Accounts and other receivables, net on the condensed consolidated balance sheet.

For the three months ended September 30, 2024 and 2023, Fluor accounted for 10% and 76%, respectively, of total revenue, while for the nine months ended September 30, 2024 and 2023, they accounted for 20% and 77%, respectively.
15.Commitments and Contingencies
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

On September 19, 2022, thirteen purported members and/or option holders of NuScale LLC filed suit in the U.S. District Court for the District of Oregon against NuScale LLC, Fluor Enterprises, Japan NuScale Innovation, Inc., and Sargent & Lundy Holdings, LLC. The plaintiffs purport to represent a class of individuals who held common units or options to purchase common units in NuScale LLC and seek declaratory relief and damages based on breach of contract and other common law claims. The claims in the complaint are based on amendments to the operating agreement of NuScale LLC in connection with NuScale LLC’s combination with Spring Valley Acquisition Corp. On November 21, 2022, NuScale LLC, along with the other defendants, filed motions to dismiss. Plaintiffs filed a response on January 17, 2023, and NuScale LLC and the other defendants filed a reply on February 14, 2023. A hearing on the motions to dismiss was held on May 17, 2023. On August 3, 2023, the Magistrate Judge issued a report and recommendation that recommended that NuScale LLC’s motion to dismiss be denied. On August 17, 2023, NuScale LLC filed an objection to this report and recommendation. On November 13, 2023, the District Court Judge entered an order accepting the report and recommendation. On December 8, 2023, plaintiffs filed a motion for leave to amend their complaint, and on June 23, 2024, the Court denied this motion. Discovery is now ongoing. While no assurance can be given as to the ultimate outcome of this matter, the Company does not believe it is probable that a loss will be incurred and the Company has not recorded any liability as a result of these actions.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Multiple shareholder class action lawsuits were filed in the U.S. District Court for the District of Oregon against the Company and certain of its current or former officers, namely John Hopkins, Chris Colbert, Robert Hamady and Clayton Scott: (1) Sigman v. NuScale Power Corp., et al. (Case No. 23-1689, filed November 15, 2023), and (2) Ryckewaert v. NuScale Power Corp., et al. (Case No. 23-1956, filed December 26, 2023). These lawsuits assert virtually identical allegations and claims and were consolidated before the same judge on February 2, 2024. The lawsuits assert claims under the federal securities laws and allege that the Company and members of management made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations and prospects, and specifically about certain of the Company’s agreements with customers. The Court appointed a lead plaintiff and lead counsel, and plaintiffs filed an amended complaint on April 18, 2024 that makes similar allegations as the original complaints. Defendants’ filed a motion to dismiss on June 17, 2024, and plaintiff filed a brief in opposition on August 1, 2024. Shortly thereafter, plaintiffs indicated they intended to seek leave to file a Second Amended Complaint to add allegations relating to the Company’s disclosure about the SEC inquiry disclosed in this Quarterly Report on Form 10-Q under Part II – Other Information, Item 1. Legal Proceedings. Defendants consented to plaintiffs’ request to amend, with the express caveat that defendants believed the proposed amendment to be futile and defendants would move to dismiss any Second Amended Complaint, including any new allegations. On September 20, 2024, plaintiffs filed the Second Amended Complaint, and on November 1, 2024, defendants moved to dismiss. Plaintiffs’ response to Defendants’ motion to dismiss is due December 17, 2024, and Defendants’ reply is due January 24, 2025. While no assurance can be given as to the ultimate outcome of this matter, the Company does not believe it is probable that a loss will be incurred and the Company has not recorded any liability as a result of these actions.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of NuScale Power Corporation should be read together with our financial statements as of and for the years ended December 31, 2023 and 2022 and our unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 and 2023, together with related notes thereto. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. As used herein, “NuScale,” “the Company,” “us,” “our” or “we” refer to NuScale Power Corporation, together with its consolidated subsidiaries.
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

Revenue Recognition

As we continue to transition from a R&D company toward the commercialization of our SMR, we continue to expand our array of products and services. During the third fiscal quarter of 2024, the Company entered into a revenue generating agreement with a customer, structured as a fixed price contract with variable consideration. Under this fixed price contract, all amounts currently collected are deferred and included in Customer deposit on the condensed consolidated balance sheet, with revenue to be recognized as performance obligations are achieved.

Results of Operations

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$475	$6,950	$2,821	$18,250
Cost of sales	(295)	(5,940)	(1,880)	(15,121)
Gross Margin	180	1,010	941	3,129
Research and development expenses	12,160	63,725	37,447	118,227
General and administrative expenses	17,021	16,402	53,207	47,420
Other expenses	12,018	13,799	37,157	41,991
Loss From Operations	(41,019)	(92,916)	(126,870)	(204,509)
Sponsored cost share	660	20,774	6,504	54,984
Change in fair value of warrant liabilities	(7,191)	11,076	(52,969)	17,167
Interest income	2,008	2,738	5,275	8,686
Loss Before Income Taxes	$(45,542)	$(58,328)	$(168,060)	$(123,672)
Foreign income taxes	12	—	12	—
Net Loss	(45,554)	(58,328)	(168,072)	(123,672)
Comparison of the Three Months Ended September 30, 2024 and 2023

Revenue and Cost of Sales
The decrease in revenue and cost of sales was attributable to the loss of the contract with CFPP LLC.

Research and Development
R&D expenses decreased as a result of $2.1 million in lower compensation costs associated with our transition from a R&D-based company to a commercial company, while we also had lower professional fees of $49.4 million which is comprised of a $34.5 million CFPP LLC contract termination fee, combined with various internal cost optimizing measures.

Sponsored Cost Share
Sponsored cost share decreased due to decreased DOE funding and the loss of the CFPP LLC contract.

Change in Fair Value of Warrant Liabilities
The change resulted from an increase in the Company’s warrant price during the three months ended September 30, 2024, while the price dropped during the same period in the previous fiscal year.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Changes in Presentation
For the nine months ended September 30, 2023, amounts totaling $1.9 million were reclassified out of Other expenses and into R&D expenses to conform to the current year presentation.

Revenue and Cost of Sales
The decrease in revenue and cost of sales was attributable to the loss of the contract with CFPP LLC.

Research and Development
R&D expenses decreased as a result of $6.0 million in lower compensation costs associated with our transition from a R&D-based company to a commercial company, along with lower professional fees of $74.5 million, which includes a $34.5 million CFPP LLC contract termination fee, combined with various internal cost optimization measures.

General and Administrative
G&A expenses increased due to higher strategic marketing expenses in the amount of $7.4 million, partially offset by lower professional fees and management successfully executing their strategy for controlling costs related to nonessential items.

Other
Other expenses decreased as a result of lower equity-based compensation in the amount of $2.2 million along with savings on nonessential expenses management has identified and eliminated.
Sponsored Cost Share
Sponsored cost share decreased as a result of the loss of the contract with CFPP LLC and decreased DOE funding in the current year.

Change in Fair Value of Warrant Liabilities
The change resulted from an increase in the Company’s warrant price during the nine months ended September 30, 2024, while the price decreased during the same period in the prior year.
Liquidity and Capital Resources
During the three months ended September 30, 2024, the ATM Program generated gross proceeds of $32.0 million and net proceeds of $31.2 million, while for three and nine months ended September 30, 2023, the ATM Program generated gross and net proceeds of $8.3 million and $7.9 million, respectively. During the nine months ended September 30, 2024 the ATM Program generated gross and net proceeds of $106.5 million and $103.8 million, respectively. As of September 30, 2024, we have 2,601,042 shares of Class A common stock authorized and available under the ATM Program at an aggregate sales price of up to $33.1 million.
Subsequent to September 30, 2024, the Company issued and sold 2,601,042 shares of Class A common stock under the ATM Program for the gross and net proceeds of $32.5 million and $31.6 million, respectively.
Since NuScale’s inception, we have incurred significant operating losses and have an accumulated deficit of $302.1 million, with negative operating cash flows. As of September 30, 2024, we had cash and cash equivalents of $111.6 million, short-term investments of $45.0 million and restricted cash of $5.1 million with no debt. Historically, our primary sources of cash included investment capital, DOE and other government sponsored cost share agreements to support the advancement of the Company’s SMR technology both domestically and abroad. As we transition from a focus on research and development to commercialization of our technology, the Company is focusing on commercial contracts that generate revenue. While we believe we have sufficient funds to reach commercialization of our NPM, certain costs are not reasonably estimable at this time, and we may require additional funding, which may not be available on terms acceptable to us or at all. Our projections anticipate certain customer-sourced income that is not assured and DOE funds which are subject to Congressional appropriations and dependent on the President signing it into law.

On January 5, 2024, NuScale announced a plan to reduce the Company’s workforce by 154 full time employees, or 28%, in order to continue our transition from a R&D-based company to a commercial company. This resulted in a one-time charge of $3.2 million during the nine months ended September 30, 2024.

Subsequent to September 30, 2024, the Company executed a revenue generating agreement with Fluor, whereby NuScale will provide engineering and design services in support of Phase 2 Front-End Engineering and Design for a VOYGRTM-6 Nuclear Power Generation project.

As a result of the cost-optimization plans implemented by management, the utilization of our ATM Program and the execution of customer contracts, we believe we will have sufficient funds available to cover required R&D activities and operating cash needs for the next twelve months. Further, management plans to prudently manage its expenses and cash reserves into the future, including beyond the next twelve months, recognizing the need to secure additional customer commitments to support long-term operations. For additional information regarding these risk factors, see the Company’s 2023 Form 10-K.

Comparison of Cash Flows for the Nine Months Ended September 30, 2024 and 2023
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net Cash Used in Operating Activities	$(82,249)	$(110,042)
Net Cash (Used) Provided by Investing Activities	(44,805)	48,326
Net Cash Provided by Financing Activities	118,417	14,133
Net change in cash and cash equivalents (A)	$(8,637)	$(47,583)

(A) Includes $5,100 in restricted cash
Cash Flows used in Operating Activities
Our cash used in operations improved during the nine months ended September 30, 2024 due to the receipt of the customer deposit and lower strategic marketing spend.
Cash Flows (used) provided by Investing Activities
During the nine months ended September 30, 2024 the Company purchased short-term investments totaling $45.0 million, while during the same period in the prior year, the Company sold $50.0 million in short-term investments.

Cash Flows provided by Financing Activities
During both the nine months ended September 30, 2024 and 2023, net cash provided by financing activities consisted of proceeds from the utilization of our ATM Program and the exercise of stock options.
Capital Resources
Under the Release Agreement, the Company is required to have credit support to fund the amount of its potential reimbursement of demobilization and wind down costs with CFPP LLC. This account is identified as Restricted cash in the amount of $5.1 million on the accompanying condensed consolidated balance sheet and acts as collateral for the $5.0 million letter of credit outstanding at September 30, 2024.
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
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU’s amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that adoption of ASU 2023-09 will have on our condensed consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. ASU 2023-07 requires annual and interim disclosures that are expected to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating ASU 2023-07 to determine its impact on the Company’s disclosures, however, the Company does not expect ASU 2023-07 to have a material impact.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the discussion of the Company’s market risk in Part I, Item 7A., Quantitative and Qualitative Disclosures About Market Risk, of the Company’s 2023 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective as of September 30, 2024. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

On September 19, 2022, thirteen purported members and/or option holders of NuScale LLC filed suit in the U.S. District Court for the District of Oregon against NuScale LLC, Fluor Enterprises, Japan NuScale Innovation, Inc., and Sargent & Lundy Holdings, LLC. The plaintiffs purport to represent a class of individuals who held common units or options to purchase common units in NuScale LLC and seek declaratory relief and damages based on breach of contract and other common law claims. The claims in the complaint are based on amendments to the operating agreement of NuScale LLC in connection with NuScale LLC’s combination with Spring Valley Acquisition Corp. On November 21, 2022, NuScale LLC, along with the other defendants, filed motions to dismiss. Plaintiffs filed a response on January 17, 2023, and NuScale LLC and the other defendants filed a reply on February 14, 2023. A hearing on the motions to dismiss was held on May 17, 2023. On August 3, 2023, the Magistrate Judge issued a report and recommendation that recommended that NuScale LLC’s motion to dismiss be denied. On August 17, 2023, NuScale LLC filed an objection to this report and recommendation. On November 13, 2023, the District Court Judge entered an order accepting the report and recommendation. On December 8, 2023, plaintiffs filed a motion for leave to amend their complaint, and on June 23, 2024, the Court denied this motion. Discovery is now ongoing. While no assurance can be given as to the ultimate outcome of this matter, the Company does not believe it is probable that a loss will be incurred and the Company has not recorded any liability as a result of these actions.

Multiple shareholder class action lawsuits were filed in the U.S. District Court for the District of Oregon against the Company and certain of its current or former officers, namely John Hopkins, Chris Colbert, Robert Hamady and Clayton Scott: (1) Sigman v. NuScale Power Corp., et al. (Case No. 23-1689, filed November 15, 2023), and (2) Ryckewaert v. NuScale Power Corp., et al. (Case No. 23-1956, filed December 26, 2023). These lawsuits assert virtually identical allegations and claims and were consolidated before the same judge on February 2, 2024. The lawsuits assert claims under the federal securities laws and allege that the Company and members of management made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations and prospects, and specifically about certain of the Company’s agreements with customers. The Court appointed a lead plaintiff and lead counsel, and plaintiffs filed an amended complaint on April 18, 2024 that makes similar allegations as the original complaints. Defendants’ filed a motion to dismiss on June 17, 2024, and plaintiff filed a brief in opposition on August 1, 2024. Shortly thereafter, plaintiffs indicated they intended to seek leave to file a Second Amended Complaint to add allegations relating to the Company’s disclosure about the SEC inquiry disclosed in the next paragraph of this Quarterly Report on Form 10-Q. Defendants consented to plaintiffs’ request to amend, with the express caveat that defendants believed the proposed amendment to be futile and defendants would move to dismiss any Second Amended Complaint, including any new allegations. On September 20, 2024, plaintiffs filed the Second Amended Complaint, and on November 1, 2024, defendants moved to dismiss. Plaintiffs’ response to Defendants’ motion to dismiss is due December 17, 2024, and Defendants’ reply is due January 24, 2025. While no assurance can be given as to the ultimate outcome of this matter, the Company does not believe it is probable that a loss will be incurred and the Company has not recorded any liability as a result of these actions.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Rule 10b5-1 Trading Plans

In August 2024, we proposed to certain employees, including officers, with restricted stock units (“RSUs”) that they instruct the agent who administers our 2022 Long-Term Incentive Plan to promptly sell shares of Class A common stock sufficient to cover tax withholding obligations arising from the vesting and settlement of the RSUs (a “10b5-1(c) Trading Instruction for Eligible Sell-to-Cover Transaction”). With respect to any eligible sell-to-cover transactions before the expiration of the cooling off periods specified in Rule 10b5-1(c), the instruction is intended to be a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K, and with respect to eligible sell-to-cover transactions after the cooling off periods specified in Rule 10b5-1(c), the instruction is intended to be a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K and satisfy the affirmative defense of Rule 10b5-1(c). There is no durational limit to, or specified number of shares to be sold pursuant to, these instructions. During the three months ended September 30, 2024, Andrea Lachenmayr, Interim General Counsel, signed a 10b5-1(c) Trading Instruction for Eligible Sell-to-Cover Transaction and provided it to the agent on August 13, 2024.

During the three months ended September 30, 2024, the Company had four officers adopt Rule 10b5-1 trading arrangements. These trading arrangements are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), and do not have any limitation on their duration or the aggregate number of securities that may be purchased or sold pursuant to them. John Hopkins, Chief Executive Officer, entered into a plan on September 9, 2024, R. Ramsey Hamady, Chief Financial Officer, entered into a plan on September 10, 2024, Jackie Engel, Interim Vice President of Accounting, adopted a plan on August 30, 2024, and Karin Feldman, Senior Vice President of Product and Project Delivery, adopted a plan on August 13, 2024.

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
10.1
Task Order No.: R1MA-P2-OFS-90-K200, dated October 3, between the Company and Fluor Transworld Services, Inc., - (portions of this exhibit have been omitted) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 9, 2024)

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

NuScale Power Corporation

Date	By:	/s/ John Hopkins
November 8, 2024	Name:	John Hopkins
	Title:	Chief Executive Officer

Date	By:	/s/ R. Ramsey Hamady
November 8, 2024	Name	R. Ramsey Hamady
	Title:	Chief Financial Officer