Form 10-K
period 2024-12-31
NUSCALE POWER Corp
filed 2025-03-03
CIK 1822966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.1 billion.

The registrant had 128,175,674 shares of Class A common stock and 154,254,663 shares of Class B common stock outstanding as of February 24, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for its 2025 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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
• “MWe” refers to one million watts of electric power, i.e. megawatts.
• “NPM” refers to NuScale Power Module™.
• “NRC” refers to the U.S. Nuclear Regulatory Commission.
• “NSSS” refers to nuclear steam supply system.
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

Summary of Risk Factors

Our business involves significant risks, and you should carefully read and consider the factors discussed under “Item 1A. Risk Factors.” The following is a summary of some of these risks. If any of the following events occur, our business, financial condition and operating results, and the value of our Class A common stock may be materially adversely affected.

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
•If NuScale LLC were treated as a corporation for United States federal income tax or state tax purposes, then the amount available for distribution by NuScale LLC could be substantially reduced and the value of NuScale Corp shares could be adversely affected; and

•Pursuant to the Tax Receivable Agreement, NuScale Corp will be required to pay to certain Legacy NuScale Equityholders 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of any increases in tax basis and related tax benefits resulting from any exchange of NuScale LLC Class B units for shares of Class A common stock or cash in the future, and those payments may be substantial.

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
•Our commercialization strategy relies on our relationships with Fluor and other strategic investors and partners, such as ENTRA1, who may have interests that diverge from ours and who may not be easily replaced if their relationships terminate;
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

Regulatory Risk Factors

•Our SDA applications may not be approved, and approval could be delayed due to recent or future governmental staffing cuts, and any rework necessary to address NRC concerns could significantly delay the commercialization of our products;
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

Risks Related to Ownership of Our Shares of Class A common stock

•The price of shares of Class A common stock may be volatile;
•The resale of shares we have registered on a registration statement on Form S-1 (as amended on Form S-3), which represent a majority of the shares that are or will be outstanding, could cause the market price of our stock to drop significantly.

•Fluor, our largest shareholder, has publicly stated its intent to divest some of our shares, which could cause our marker price to drop.
•Sales of shares of Class A Common Stock under our Current ATM Program (as defined below) or any similar future program could result in dilution to existing stockholders and could cause the market price of our stock to drop.
•NuScale Options will become exercisable for shares of Class A common stock, which, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders; and
•We have in the past and may in the future be subject to short selling strategies that could result in a reduction in the market price of our Class A common stock.

Risks Related to Being a Public Company

•We have identified a material weakness in our internal control over financial reporting. Failure to remediate the material weakness or any other material weaknesses that we identify in the future could result in material misstatements in our financial statements and could cause a loss of investor confidence and/or a decline in the market price of our stock.

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

Since 2007, over $1.8 billion has been invested in the development of our technology and we have received 478 patents globally, with an additional 194 patent applications currently pending. In September 2020, our 12-module design (currently approved for 160 million watts of thermal power or 50 MWe per NPM) became the first and only SMR to receive an SDA from the NRC. The NRC’s final rulemaking approving NuScale’s design certification became effective in February 2023. The approval was a critical milestone that allows customers to move forward with plans to develop NuScale SMR-based power plants, knowing that safety aspects of the NuScale design are NRC-approved.

In January 2023, the Company submitted a second SDA Application and the associated licensing topical reports to the NRC for NuScale’s 6-module, 77 MWe NPM plant design. On July 31, 2023, the NRC formally announced that it accepted the Company’s SDA Application for review. Once approved, customers in the United States will be able to reference the certified design and SDA for expedited construction and operating licensing of NuScale’s SMR pursuant to 10 CFR Part 52. Based on the NRC’s published schedule for SDA Application review, we expect the NRC will complete its review and SDA approval will be received by mid-year 2025.
Our unique SMR has several key defining characteristics, including:
•Proven. Our NPM technology leverages existing light water nuclear reactor technology and conventional low-enriched uranium fuel supply that have been operating globally for over 60 years.
•Simple. NuScale’s simple NPM design, based on natural circulation, integrates the reactor core, steam generators and pressurizer in a single factory-built vessel and eliminates the need for reactor coolant circulating pumps, large bore piping and other components found in conventional large-scale nuclear reactors. This simplicity improves safety and reduces capital and operational costs.
•Scalable. Our NPM’s allow for scalability from one to twelve modules in a single installation, with typical scales of 12-module (924 MWe), six-module (462 MWe) and four-module (308 MWe) versions. These NuScale SMR-based configurations can commence operation with one module and scale to house up to their approved capacity of four, six or twelve modules. This scalability will allow customers to right-size their up-front capital investment and economically increase installed capacity over time through the addition of NPMs.
•Safe. NuScale’s SMR technology has been designed to be the safest nuclear plants in the world and have several industry-first advantages over conventional large-scale nuclear plants, including an unlimited “coping” period during which the NPMs can be shut down and kept in a safe condition without operator intervention, AC or DC power or any additional cooling water. As a result, we have numerous operational and commercial advantages including a safety case that supports a small, site-boundary emergency planning zone (“EPZ”) designation by the NRC, as well as various resiliency and reliability features including the ability to start and operate a plant without AC or DC power to provide first-responder power.
In addition to the sale of NPMs, we will offer a diversified suite of services throughout the development and operating life of the power plant. Our suite of services is planned to include licensing support, testing, training, fuel supply services and program management, among others. We anticipate that our services offerings will have high penetration rates across our customer base and will provide consistent, recurring revenues throughout the project deployment phase and operating lives of NPMs. We expect service revenue to begin approximately five years prior to a power plant’s commercial operation date and to extend throughout the life of the power plant.
Our potential offtake customers are a mix of domestic and international governments, utilities, state-owned enterprises and technology and industrial companies in need of carbon-free, reliable energy.

To date, the DOE has granted NuScale four separate cost-share awards totaling more than $578.3 million, including most recently, a cost-share award granted in 2020 in which the DOE obligated $262.7 million through the 2024 fiscal year. We also benefit from a global network of strategic investors and supply chain partners that we expect will play an integral role in bringing NuScale’s technology to market around the world. Fluor, a leading global engineering, procurement and construction (“EPC”) firm, and NuScale’s largest stockholder, collaborates on plant design and the provision of EPC services to NuScale’s customers. Other strategic investors and supply chain partners include Doosan Enerbility Co., Ltd; Sargent & Lundy, LLC; Sarens Nuclear & Industrial Services, LLC; JGC Holdings Corporation; IHI Holdings Corporation; GS Energy Corporation; and Samsung C&T Corporation, among others.

As discussed in the section titled “Customers” below, the Company currently is working on a project with Fluor in Romania. RoPower Nuclear S.A. (“RoPower”), which is a joint venture established by S.N. Nuclearelectrica S.A. (“Nuclearelectrica”) and Nova Power & Gas S.A. In the third quarter of the 2024 fiscal year, Nuclearelectrica and RoPower were authorized to proceed with Fluor on a Phase 2 Front-End Engineering and Design (“FEED”) work. FEED Phase 2 will include tasks related to the development of a Class 3 plant cost estimate, as well as support to RoPower with its regulatory and stakeholder engagements. NuScale is supporting their scope of this FEED Phase 2 as a subcontractor to Fluor.

NuScale has aligned with ENTRA1 as its commercialization / developer partner for NuScale SMRs. ENTRA1 will develop and construct new build energy plants that will be designated / identified as ENTRA1 Energy Plants™ with NuScale SMRs inside and are the ideal solutions addressing the challenges and meeting the objectives for the customer. The ENTRA1 Solution was developed to specifically address the key needs of nuclear energy deployment projects, lessons learned from past projects, and most importantly the real-world requirements, constraints and considerations of utilities, off-takers and stakeholders. The ENTRA1 Solution is a “one-stop-shop” integrated offering to deployment that proactively combines facility design and construction, development, financing, licensing, manufacturing and operations in a framework that delivers new dispatchable, carbon-free baseload generation capacity within acceptable cost, time and risk profiles for utilities, off-takers and stakeholders.

Merger Transaction

On December 13, 2021, Spring Valley, NuScale LLC and Merger Sub entered into the Merger Agreement. On May 2, 2022, pursuant to the Merger Agreement, Merger Sub merged into NuScale LLC (the “Merger”) with NuScale LLC surviving, Spring Valley was renamed NuScale Power Corporation, and NuScale LLC continued to be held as a wholly controlled subsidiary of NuScale Corp in an “Up-C” structure (collectively, the “Transaction”). As a result of the Transaction, NuScale Corp holds all of the NuScale LLC Class A units (which are the sole voting interests at the NuScale LLC level) and Legacy NuScale Equityholders hold NuScale LLC Class B units (which are non-voting) and shares of NuScale Corp Class B common stock (which entitle the Legacy NuScale Equityholders to vote at the NuScale Corp level but which carry no economic rights). At specified times, in NuScale Corp’s discretion, Legacy NuScale Equityholders may exchange NuScale LLC Class B units (together with cancellation of an equal number of shares of NuScale Corp Class B common stock) for NuScale Corp Class A common stock.

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

Industry

According to McKinsey & Company’s Global Energy Perspective 2023: Power Outlook, global electricity demand is expected to more than double from 25,000 terawatt-hours (TWh) to between 52,000 and 71,000 TWh by 2050, due to the growth in demand from data centers, emerging markets’ energy needs and electrification across the economy.

With the projected growth in power demand, the retirement of older, non-flexible dispatchable capacity, and the growing share of intermittent renewables, there is expected to be a greater need for flexible assets on both the supply and demand sides to ensure security of supply.

The Role of Nuclear in the Energy Transition. According to BloombergNEF’s New Energy Outlook 2024 (“NEO 2024”), nuclear capacity must triple to reach 1 terawatt by 2050 to reach net-zero emissions by 2050. That will require the lifetime of existing plants to be extended, accelerated deployment in mature and fledgling markets and rapid development of SMR’s.
Social and Environmental Preferences. The effects of climate change, including extreme weather events and rising temperature, and the resulting health and socio-economic stability of at-risk populations, have led to a societal focus on the environment. As a result, a global shift is occurring in societal preferences for a reduction in greenhouse gases and a move towards more carbon-free power.
Our Market Opportunity

According to the NEO 2024, a fully decarbonized global energy system by 2050 could come with a $215 trillion price tag. To progress towards reaching that goal on the supply side, for every dollar that goes to fossil fuels, an average of $3 needs to be invested in low-carbon energy over the remainder of the decade – up from parity today.

The U.S. Energy Information Administration reports that the average 2023 capacity factor (the ratio of actual power output over generation capacity) for solar, wind and hydro was 23.2%, 33.2%, and 35.0%, respectively, compared to 93.0% for nuclear. In most regions globally, flexible and dispatchable sources, such as long-duration storage, geothermal, gas, coal with carbon capture and nuclear, will be essential. Among these sources, SMRs represent an attractive option based on their near-term viability, competitive costs, carbon-free emissions and reliability.

The production of nuclear energy as baseload power is imperative to maintaining carbon-free reliability in the U.S. electricity grid and is rightly viewed as a national security imperative. NuScale SMR Technology has the unique ability to provide the availability and reliability needed to secure our data for national security.

Strong leadership in the green economy is good for the environment and good for America and our allies. It supports our geopolitical interests by reducing reliance on non-domestic energy sources. In addition, it powers U.S. economic growth and enables global competitiveness. Additional nuclear energy supply will also support onshoring trends and America’s strong growth in domestic manufacturing.

In addition, new clean baseload generation provides highly reliable decarbonized energy at scale for large technology companies to help meet power needs for data centers and Artificial Intelligence (“AI”) while achieving sustainability objectives. ENTRA1’s global pipeline for prospective data center and AI customers is expanding with significant inbound enquiries from tier one hyperscale computing providers. Other baseload generation includes the repurposing of coal-fired facilities to nuclear.
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
•Enhanced Safety Features. Although our NPM is the only SMR with an NRC-approved safety case, according to the DOE, “small modular reactors have the potential for enhanced safety and security compared to earlier designs.” The smaller reactor core and reduced potential for off-site release from SMRs means SMRs may be located closer to population centers and industrial facilities in need of process heat. The robust design, small fuel inventory, and multiple barriers preventing fission product release contribute to a low probability and consequence of radionuclide release, even under extreme upset conditions, thus simplifying the emergency preparedness and response and providing a basis for reducing the EPZ. NuScale is the only company to obtain approval of its EPZ methodology from the NRC (or any other national government nuclear regulatory body) as well as the only SMR developer to have an approved regulatory basis for obtaining a site boundary EPZ. In 2022, the NRC approved a new methodology for SMR emergency planning; however, no other SMR vendor has had its methodology approved following the new criteria.

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
•Modular and Scalable. SMRs can more easily match customer needs while avoiding surplus capacity. Modularity results in splitting power plant development between the factory and the field, reducing the schedule risk that has impacted large reactor construction projects. The NuScale modular design has the benefit to customers of being right-sizable upon construction and scalable over time.
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
Our Technology
Our NPM is the product of approximately 18 years of research and development by NuScale and key collaborators, including Oregon State University and the Idaho National Laboratory. Over $1.8 billion (including non-dilutive DOE grants) has been invested to date to de-risk the technology, plant operations and manufacturing processes and obtain regulatory approvals. The technology is protected by 672 issued and pending patents globally.

NuScale SMR-based power plants are composed of multiple NPMs, each of which is capable of producing 77 MWe. The NPM consists of an integral reactor composed of the reactor core, helical coil steam generators and pressurizer within the reactor pressure vessel, enclosed in a steel containment vessel. The reactor core consists of an array of fuel assemblies and control rod clusters at standard enrichments. The helical coil steam generator consists of two independent sets of tube bundles with separate feedwater inlet and steam outlet lines. The integral reactor measures 65 feet tall and 9 feet in diameter. The containment vessel measures 76 feet tall and 15 feet in diameter and is much smaller and stronger than the concrete containment shells for large reactors. The NPM operates inside a stainless-steel lined, water-filled pool located below ground level.
NuScale Power ModuleTM

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
Design Features and Innovations
Our NPM introduces a number of key design innovations that allows us to be the safest and most reliable provider of nuclear energy. These design features include:

•Proven Technology. Our NPM design relies on well-established pressurized, light water reactor technology. As such, NuScale SMR-based power plants can be licensed within the existing regulatory framework for light water reactors, drawing on a vast body of established research and development, proven codes and methods and existing regulatory standards. Because our technology was designed based on this proven foundation, we believe NuScale has a significant advantage over other alternative and yet unproven nuclear technologies that may come to market, both with respect to obtaining regulatory approvals and attracting customer interest.
•Single, Integrated Unit. The NPM incorporates all of the components for steam generation and heat exchange into a single integrated unit. This design eliminates all large bore interconnection piping, which is historically a potential source of failure and cause of construction complexity for large-scale reactors.
•Compact Size. Each NPM, including the containment vessel, can be entirely fabricated in a factory and shipped by rail, truck, or barge to the power plant site for assembly and installation. Fabrication of the modules in a factory environment reduces fabrication cost, improves quality, reduces construction time and increases schedule predictability. This is a distinct benefit compared to traditional large-scale nuclear plants in which reactors are built on-site and only after their completion can the balance of the plant be constructed. We can fabricate our NPMs in parallel with site construction, saving time and reducing complexity, labor and construction costs.
•Natural Circulation. The reactor core of our NPM is cooled entirely by natural circulation of water. Natural circulation provides a significant advantage in that it reduces capital and operational costs by eliminating reactor coolant pumps, pipes and valves and the associated power, maintenance and potential failures of those components.
•Refueling and Maintenance Innovations. Each NPM can produce power continuously for approximately 20 months before refueling is required. Because of the multi-module design of NuScale SMR-based power plants, each NPM can be refueled in a staggered manner, reducing total plant output by only 77 MWe for approximately 10 days. This significantly reduces the cost of replacement power compared to large-scale nuclear plants (typically 1,000 MWe) that must shut down their entire capacity for any outage. Whereas large-scale nuclear plants can require as many as 1,000 or more individuals for refueling and associated outage activities, we can undergo the same refueling and outage activities with a much smaller, permanent, in-house crew made up of as few as 50 individuals.
•Multi-Module Control Room. NuScale has designed, and received NRC approval for, an innovative control room that can control up to 12 NPMs with only three licensed operators. This compares with traditional large-scale nuclear plants that require a minimum six licensed operators for three reactors. This innovation is enabled by NuScale’s proprietary platform called the Highly Integrated Protection System (“HIPS”). The HIPS platform provides a robust safety platform to monitor NPMs and help protect NuScale SMR-based power plants from potential cybersecurity attacks.
Safety Case

NuScale’s design innovations have allowed for several industry-first and best-in-class safety attributes.

•Unlimited “coping period”. Our NPMs are designed with fully passive safety systems and are kept safe in a cooling condition for an unlimited time following any extreme event that renders a power plant without external power. During the span of such an event and for an unlimited time, NuScale SMR-based power plants do not require any internal or external human or computer actions, AC or DC power or additional water to cool the reactors (referred to as NuScale’s Triple Crown For Nuclear Plant Safety). An unlimited coping period is unprecedented for commercial light water nuclear reactors. Historically, commercial light water nuclear reactors have maximum coping periods of 72 hours before operator action is required to keep the reactor safe.
•Support for Site Boundary EPZ. NuScale SMR-based power plants have been designed to allow an NRC-approved EPZ that does not extend beyond the power plant site boundary (the restricted area controlled by the plant owner). The NRC has approved NuScale’s methodology for calculating EPZ size. This methodology, approved solely for NuScale’s unique passively safe design, demonstrates that most NuScale SMR-based plant sites in the U.S. can be approved with a 300-yard “site-boundary” EPZ. Currently operating commercial nuclear power plants in the U.S. are required to have a 10-mile radius EPZ from the reactor site and the population within the EPZ must be capable of evacuating within a specified time period. The smaller EPZ enables NuScale SMR-based power plants to be sited closer to end-users, which is of particular importance to process heat off-takers and to owners seeking to repower retiring coal-fired generation facilities.
•No Requirement for Backup Power. The NRC concluded that NuScale’s safety design eliminates the need for “Class 1E” power – i.e., safety-related, backup power. This means that NuScale SMR-based power plants do not need costly emergency diesel generators to ensure the safety of the reactors in the event of a power loss. Today, no operating nuclear plant in the United States can make this claim.
•Resilience to Man-made and Natural Events. The NuScale SMR-based reactor building is designed to withstand the impact from man-made and natural events, including floods, earthquakes (in excess of the Fukushima event), tornados and hurricanes in excess of 280 mph winds, and the impact of a large commercial airplane. The NuScale SMR-based power plant is also designed to safely shut down following an electromagnetic pulse or geomagnetic disturbance.
Technology-Enabled Operational Features
NuScale’s design innovations and best-in-class safety case create several technology-enabled operational features that no other carbon-free generation source can claim. These features address a host of critical industry needs with respect to grid resiliency and reliability and provide customers with related commercial benefits that other power generation solutions do not provide. Select features of the NuScale SMR-based power plants include:

•No Requirement for connection to the grid. The NuScale SMR-based plant is the only commercial nuclear power plant approved by the NRC without requiring any connections to the transmission grid for safety. This allows off-grid operation such that NuScale SMR-based plants can be sited in the proximity of industries needing electricity and process heat. It also enables a NuScale SMR-based plant to replace a coal fired power station located at the end of a single transmission line.
•First Responder Power. When the transmission grid is lost, traditional large-scale nuclear power plants automatically and rapidly shutdown. Large-scale nuclear power plants are not capable of restarting, nor are they permitted to do so, until the transmission grid is restored because power from the grid (supplied by two off-site sources) is required to power the safety systems and operate the equipment necessary to start the power plant. The NuScale SMR-based power plant would remain at power, ready to immediately sell electricity to the grid when the grid is back online, making it a first responder to the restoration of the transmission grid.
•Black-Start Capability. A NuScale SMR-based power plant can start up from cold conditions without external grid connections. This NuScale design capability is a first-of-a-kind for the nuclear industry.
•Island Mode Power. A single NPM can supply all the “house load” electricity needs of the plant while also continuing to provide power to a local industrial customer or mission critical facility without external grid connection via a micro-grid connection.
•Highly Reliable Power. The 12-module power plants, that produce 924 MWe of power, will be able to provide 154 MWe to mission critical facilities such as data centers with 99.95% availability over the 60-year life of the plant. In the event of a catastrophic loss of offsite grid and disruption of transportation infrastructure, a 12-module power plant will be able to provide up to 120 MWe to a mission critical facility micro-grid for at least four years without refueling.

Design Validation, Testing and Manufacturing Trials
NuScale Control Room Simulator
NuScale’s safety design has been validated through rigorous testing of critical components, such as fuel assemblies, control rod and control rod drive mechanisms and the integral helical coil steam generators. NuScale has constructed an electrically-heated, one-third scale, high-pressure and temperature integral thermal-hydraulic test facility that demonstrates the operation of the entire nuclear steam supply system and safety systems. NuScale testing programs have been audited by the U.S. Nuclear Regulatory Commission.

Long-lead items for the first six NPM upper reactor vessels, including forgings, tubing, tube bending machines, and weld materials have been received at the manufacturing site at Doosan Heavy Industries and Construction Company, Ltd., the Company’s manufacturing partner. Manufacturing trials for key components such as steam generator tubes and vessel cladding processes have been completed.

Long Lead Materials Forgings1

1 Source: Doosan Enerbility

In addition, we have proven the ability to safely operate 12 NPMs from a single control room by building and operating a full-scale simulated control room. Through comprehensive testing in this simulator, NuScale has shown that the demands on the reactor operators are significantly reduced compared with traditional large reactors, as a result of the simplicity of the design, advancements in digital controls, and the fact that NuScale’s design requires no operator-initiated safety functions for all design basis events. Through comprehensive analyses, demonstrations and audits, the NRC has approved NuScale’s conduct of operation such that three licensed operators can safely operate a 12-module plant without the need for a Shift Technical Advisor, a key safety-related role required by the NRC for all existing large-scale nuclear plants.
Products and Services
NuScale has determined that it currently operates in a single segment and will periodically reassess that determination as it nears commercialization and deployment of its NPMs.

NuScale Power Modules and NSSS Equipment

Our core technology, the NuScale Power Module™ (“NPM”), can generate 77 MWe and is premised on well-established nuclear technology principles, with a focus on the integration of components, simplification or elimination of systems, and use of passive safety features.

A customer seeking to deploy a NuScale SMR-based power plant will be granted a license from NuScale to construct, operate, maintain and decommission the plant. NuScale will also provide design and nuclear regulatory licensing basis information necessary for the customer to obtain regulatory approval to construct and operate the power plant.

Sale of Equipment including NuScale Power Modules. NuScale expects to sell to the customer major nuclear-engineered equipment. This will consist of the NPMs, the reactor building crane, nuclear fuel, module assembly and handling equipment and other equipment associated with the nuclear steam supply system and nuclear fuel handling and storage. NuScale expects to provide the manufacturing and delivery of modules to the customers’ power plant site on a contracted basis. NuScale also expects to receive payment related to the fabrication of the NPMs coincident with the order of materials and commencement of manufacturing so that no working capital will be required from NuScale for work-in-progress or finished inventory.
Services

We will also offer customers a diversified suite of services throughout the life of the power plant, beginning approximately five years prior to a plant’s commercial operation date. Pre- and post-commercial operation date service offerings provide customers with critical services related to the licensing, design, development, construction, operation and maintenance of the power plant. As a first mover and developer of the power plant’s nuclear technology, we believe we are well positioned to be a trusted service provider. As such, we anticipate our services will have high penetration rates and will provide consistent, recurring revenues that could become significant once a large number of NuScale SMR-based plants are in operation.
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
Competitive Strengths

Only Viable Carbon-free Baseload Power. Nuclear is the only viable carbon-free baseload power available to address the global need for carbon-free generation and to meet decarbonization targets year-round. NuScale SMR-based power plants provide highly reliable, cost-effective, carbon-free baseload power to electric grids – no other existing baseload technology can claim the same benefits on the scale needed to address the world’s growing needs.
Innovative Technology Platform and Intellectual Property Portfolio. We have 478 patents issued and an additional 194 patents pending. These 672 patents protect key aspects of our technology, and we continue to grow our intellectual property portfolio. In addition, we have a highly educated workforce of 330 employees, of whom 79 have master’s degrees in engineering and science and 21 have Ph.Ds. We believe our intellectual property rights, as well as our highly skilled personnel are important assets necessary to maintain our competitive advantage in the market and expand on our technology platform.
First to Receive an SDA from the NRC. Although China and Russia have currently operating SMRs, ours is the first and only SMR to receive an SDA from the NRC. This is an important regulatory milestone that provides customers with certainty – knowing that the NRC approves of the plant design – before committing significant capital to develop a nuclear facility. The SDA process took NuScale 41 months to complete – including preparation, application and receipt of approval. This was the fastest any nuclear reactor company has ever received approval from the NRC. To date, no SMR or advanced reactor company other than NuScale has even applied to the NRC for SMR SDA. We believe that this, and the fact that our design approval timeline was based on well-established light water nuclear technology, provides NuScale with a solid competitive advantage over other SMR competitors.
Unparalleled Safety Case. NuScale’s innovative, fully passive safety system design addresses the historical concerns of traditional large-scale nuclear power plants. In the event of a total loss of power to the facility, a NuScale SMR-based power plant does not require any operator or computer actions, grid connection or emergency backup power or additional water to cool the reactors and can remain safe indefinitely. All large-scale nuclear reactors require one or all three of these within a period of days. The rigorously tested safety case results in an array of applications and commercial opportunities for NuScale that traditional nuclear power plants cannot support, and can be located closer to end-users and population centers.
Global Network of Strategic Investors and Supply Chain Partners with DOE Support. We have developed a global network of blue-chip supply chain partners, many of which are investors in NuScale. We believe these partners will play a critical role in the successful procurement of components and fuel supply, fabrication of components and manufacturing of our NPMs. In addition, we have also received significant financial and regulatory support from the DOE since the inception of NuScale.

Cost-Competitive. NuScale’s technology is cost-competitive both in the United States and globally. Our technology’s reliability, resiliency and flexibility are key attributes that customers and regulators value highly. We believe our competitive cost coupled with our differentiated capabilities gives us a significant competitive advantage over other technologies.
Visionary Management Team. We have an experienced and passionate team of leaders and innovators who have developed the technology over the years and run the operations of the business today with extensive commercial and energy industry experience. Our executives have extensive prior management experience in nuclear and engineering organizations, such as the NRC, United States Navy, DOE, General Electric Company, Exelon Corporation, Framatome and others. Among key members of NuScale’s executive leadership team is Dr. José N. Reyes, Ph.D., co-founder and Chief Technology Officer of the Company. Dr. Reyes is co-designer of the NuScale SMR and is an internationally recognized expert on passive safety system design, testing and operations for nuclear power plants. Dr. Reyes has served as a technical expert at the International Atomic Energy Agency and as an engineer with the Reactor Safety Division of the NRC. He is Professor Emeritus in the School of Nuclear Science and Engineering at Oregon State University, was inducted into the National Academy of Engineering in 2018 and holds over 182 patents granted or pending in 21 countries.
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

Carbon-Free Energy. According to BloombergNEF, more than 40% of the world’s electricity came from zero-carbon sources in 2023, including wind, solar, hydroelectric and large-scale nuclear. Among these technologies, only nuclear is highly reliable, cost-effective, dispatchable and land use efficient. Additionally, since renewables are weather-dependent, they are too unreliable to support certain end-use cases, including mission-critical applications or industrial applications that require extensive on-site, always-available power. Due to their innovative design, NuScale SMR-based power plants can operate as baseload generation, load-follow renewables and/or support key industrial applications.

Fossil Fuels. The majority of the world’s electricity continues to be sourced from gas, coal and oil. While reliable, these sources are carbon-intensive and we expect them to largely be replaced with carbon-free generation over time.
Other Advanced Nuclear Reactors. There are several reactor technologies that are in various stages of development, such as high temperature gas-cooled reactors, fast reactors, molten salt reactors, fusion technologies and others, and commercial SMRs are currently operating in China and Russia. These technologies, like ours, are designed to be clean, safe and highly reliable. However, these technologies have not received regulatory approval in the United States, and many of the technologies have not been demonstrated and do not have fuel supply infrastructure in place. Currently, we have the only SMR that has received an SDA from the NRC, and no other SMR company or customer has even applied for an SDA. Achieving SDA is a regulatory process that took us over $500 million to prepare and 41 months and over $200 million to complete.
Customers

NuScale, with its global strategic partner ENTRA1, has a strong pipeline of potential customers consisting of governments, political subdivisions, state-owned enterprises, investor-owned utilities and other technology and industrial companies, both in domestic and international markets, considering the deployment of an ENTRA1 Energy Plants™ with NuScale SMRs inside. Our end-markets can be broken down into two general subsets: baseload generation and industrial applications.

Many industrial customers require significant energy needs such as chemical plants, direct air capture facilities, hydrogen production facilities, oil refineries, metal smelters and water desalination plants. Our technology can provide the necessary reliable electricity and heat energy to these facilities in an environmentally efficient manner.

In December 2022, we completed our Standard Plant Design (“SPD”), which provides potential customers with a generic NuScale SMR-based power plant design that will serve as a starting point for deploying site-specific designs, including supporting client licensing and deployment activities. Further, international customers seeking to decarbonize and meet climate change goals are increasingly looking at NuScale SMR-based power plants as their means to meet energy needs and carbon-reduction goals.

RoPower/SNN. On November 4, 2021, NuScale and Nuclearelectrica, a national energy company in Romania that produces electricity, heat and nuclear fuel, signed a teaming agreement to advance the delivery of NuScale’s SMR technology. NuScale and RoPower, which is owned in equal shares by Nuclearelectrica and Nova Power & Gas S.A., announced on January 4, 2023, that a contract for pre-FEED work was signed between the parties on December 28, 2022. After completing the pre-FEED work, in July 2024, NuScale and RoPower signed a technology licensing agreement, which grants RoPower a right to use certain intellectual property of NuScale’s. This was followed up by the execution of a contract between NuScale and Fluor in October 2024 for work to be performed under Fluor’s FEED Phase 2 contract with RoPower, marking a significant step toward the near-term deployment of a RoPower Power Plant at the Doichest site in Romania expected to occur by 2030.

Growth Strategy
We intend to grow our business by leveraging our competitive advantages in scalability, safety, reliability and cost. We have a number of avenues to achieve our growth objectives:
Traditional and New Applications. We believe the market for NuScale SMR-based power plants is wherever non-intermittent, reliable, carbon-free power is needed. Initially, we are focused on replacing carbon intensive coal-fired power plants and as an alternative to new-build gas-fired generation. Additionally, we are focused on our ENTRA1 partnership positioning their ENTRA1 Energy Plants™ with NuScale SMRs inside to hyperscalers, technology, industrial and micro-grid customers in sectors that include direct air capture, water desalinization, hydrogen production and mission critical facilities.
International Customer Development. With ENTRA1 we continue to develop our international customer interest as we foresee a significant customer demand over the long-term to be outside of the United States. Our collective team puts significant effort into developing dialogue with foreign governments and corporations in order to educate and market our technology.
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
Supply Chain

Our supply chain is ready for deployment, and we continue to mitigate manufacturing risks through strategic manufacturing trials of our key components in advance of customer orders. Last fall, we completed all identified and planned manufacturing trials associated with our most critical component, our NPM. We continue to progress our NPM long lead material procurement, including forging manufacturing and steam generator tubes, for the first 12 modules, enabling us to leverage our extensive global supply chain ecosystem for all NPM components and for the construction of NuScale SMR-based power plants.

We have strategically executed supply agreements with our critical supply chain partners that allow us to order key NPM components. We continue to focus on our partnerships with suppliers, such as Doosan Enerbility Co., Ltd.; Precision Custom Components LLC; Sarens Nuclear & Industrial Services, LLC; Curtiss-Wright Corporation; and IHI Corporation, among others, who we expect to build components of NPMs to our specifications. Other key suppliers include Framatome, SA (fuel assemblies), Honeywell International Inc. (control systems), Paragon Energy Solutions (protection systems), Sensia LLC, Mirion Technologies, Ultra Energy (sensors and instrumentation), Trillium Flow Technologies, Conval (valves), and PaR Systems, Inc. (reactor building crane).

Partnerships

Fluor. Fluor, a leading global EPC firm, is the largest stockholder in NuScale and collaborates with NuScale on plant design and is a provider of engineering, project management, procurement and construction services. A number of the strategic investors including Fluor have business collaboration agreements with NuScale, under which the strategic investors have rights to perform engineering, procurement, construction and other specified services for NuScale.

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

ENTRA1 Energy. NuScale is aligned with ENTRA1 as its commercialization/developer partner for NuScale SMRs. Their ENTRA1 Energy Plants™ with NuScale SMRs inside are the ideal solutions addressing the challenges and meeting the objectives for the customer. The ENTRA1 Solution was developed to specifically address the key needs of nuclear energy deployment projects, lessons learned from past projects, and most importantly the real-world requirements, constraints, and considerations of utilities, off-takers and stakeholders. The ENTRA1 Solution is a “one-stop-shop” integrated offering to deployment that proactively combines facility design and construction, development, financing, licensing, manufacturing and operations in a framework that delivers new dispatchable, carbon-free baseload generation capacity within acceptable cost, time and risk profiles for utilities, off-takers and stakeholders.

ENTRA1 Energy Plants™ with NuScale SMR technology inside is a unique and exclusive model that allows us to provide a one-stop-shop energy solution to customers globally.

Supply Chain Partners and Strategic Investors. NuScale has a global network of strategic investors and supply chain partners that we expect to play an integral role in bringing our technology to market around the world. In addition to Fluor, existing strategic investors and supply chain partners include Doosan Enerbility Co., Ltd., Sargent & Lundy, LLC, Sarens Nuclear & Industrial Services, LLC, JGC Holdings Corporation, IHI Corporation, GS Energy Corporation and Samsung C&T Corporation.

Collaboration with Academic Institutions. NuScale has benefited from independent research, peer-reviewed studies and testing conducted by and with academic institutions, including Oregon State University, Boise State University, Colorado School of Mines, University of Houston, University of Idaho, University of Illinois Urbana-Champaign, Kansas State University, University of Maryland, Massachusetts Institute of Technology, University of Michigan, Missouri University of Science and Technology, Morgan State University, University of Nevada Las Vegas, North Carolina State University , POLIMI (Italy), University of Sheffield (U.K.), University of Tennessee, Texas A&M, Utah State University, University of Utah, University of Wisconsin and University of Wyoming.
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
Intellectual Property
As of December 31, 2024, NuScale had been issued 478 patents globally, and had 194 pending patents. These 672 issued or pending patents, filed across 21 jurisdictions including in the U.S., protect key aspects of our technology and demonstrate the continued growth of our intellectual property portfolio. We believe our intellectual property rights are important assets for our success and we aggressively protect these rights to maintain our competitive advantage in the market.

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
Research & Development

Prior to forming our company in 2007, the DOE funded research from 2000 to 2003 to develop the fundamental concept for our SMR. NuScale continues to maintain active research collaborations with the DOE, universities, national laboratories and industrial partners. This includes deploying its state-of-the-art Energy Exploration (E2) Centers at universities in the U.S., Romania, Ghana and South Korea. These NuScale control room simulators provide excellent training opportunities for the next generation of nuclear plant operators.

Our current R&D efforts are centered on innovative plant operations and services, introducing new product innovations, and lowering the lifecycle cost of our NPMs. The R&D team is also involved in developing new innovative technologies that will integrate NuScale SMR-based plants with a wide range of industrial applications, including steam compression and heating systems for industrial process heat, hydrogen production, storage and transport systems and advanced micro-reactor technologies.
Human Capital
As of December 31, 2024, approximately 29% of our full-time employees are women and 15% belong to historically underrepresented groups. We have three female executives and one executive belongs to a historically underrepresented group in the science and technology sectors. NuScale is a signatory to the International Energy Agency Clean Energy Ministerial’s “Equal by 30 Campaign”, a public commitment to increase the number of women in the clean energy sector by 2030.

On January 8, 2024, NuScale announced a plan (the “Plan”) to reduce the Company’s workforce by 154 full time employees, or 28%. These strategic actions aligned resources with core priorities, which include advancing revenue-generating projects, securing new orders and positioning NuScale towards technology commercialization and long-term success.

As of December 31, 2024, we had 330 full-time employees with an aggregate of 124 advanced degrees, including 79 master’s degrees in engineering and science and 21 Ph.Ds. Twelve percent of our engineers are veterans. Our workforce is concentrated in the Portland and Corvallis, Oregon areas, but we have employees working in 36 states and the District of Columbia. We have a seasoned leadership team with extensive experience in the nuclear industry that places significant focus and attention on matters concerning our human capital assets, particularly our diversity, capability development and succession planning. Accordingly, we regularly review employee development and succession plans for each of our functions to identify and develop our pipeline of talent.

Information about our current Executive Officers and other Significant Employees as of December 31, 2024

Name	Age	Position
John L. Hopkins	71	Chief Executive Officer, Director
José N. Reyes	69	Chief Technology Officer
Robert Ramsey Hamady	50	Chief Financial Officer
Carl Fisher	63	Chief Operating Officer
Clayton Scott	63	Chief Commercial Officer
Robert Gamble	62	Vice President, Engineering
Karin Feldman	47	Senior Vice President, Product and Project Delivery

Carrie Fosaaen	39	Vice President, Regulatory Affairs
Jackie Engel	55	Interim Vice President, Accounting

John L. Hopkins has been at the helm of NuScale Power as the Chief Executive Officer since December 2012 and has served on the company’s Board during the same period. He transitioned from the role of Executive Chair after a tenure spanning from December 2012 to December 2021. Prior to joining NuScale, Mr. Hopkins had a notable career at Fluor Corporation, where he commenced his journey in 1989. Over the years, he ascended through various leadership positions entrenched in global operations and business development, ultimately serving as a corporate officer from 1999 until joining NuScale in 2012. Mr. Hopkins is actively engaged in numerous professional and business organizations, holding influential positions such as a member on the Executive Committee, Audit Committee, and Compensation Committee of the United States Chamber of Commerce in Washington, D.C. He previously chaired both the Board and the Executive Committee. His experience also includes serving on the U.S. Department of Energy’s Nuclear Energy Advisory Committee from 2019 to 2020, alongside current roles as a member of the Nuclear Energy Institute Executive Committee and as an Energy Task Force Member at the Atlantic Council and International Atomic Energy Agency (“IAEA”) Group of Vienna. As a senior energy policy advisor at I Squared Capital in New York, Mr. Hopkins has also made significant contributions as a senior executive member on the boards of Fluor Netherlands and Fluor United Kingdom, chaired Savannah River Nuclear Solutions, LLC, and held a directorship with the Business Council for International Understanding. His qualifications to serve as chief executive officer stem from his in‐depth knowledge of NuScale and its operational dynamics, strategic relationships with key stakeholders, and extensive experience in management, particularly within the nuclear sector and engineering and construction fields. Mr. Hopkins holds a B.B.A from the University of Texas at Austin and has participated in several advanced management programs.

José N. Reyes, Ph.D., co-founded NuScale Power, LLC, co-designed the NuScale passively cooled small nuclear reactor and has served as the company’s Chief Technology Officer since 2007. Dr. Reyes is an internationally recognized expert on passive safety system design, testing and operations for nuclear power plants. He has served as a United Nations International Atomic Energy Agency technical expert on passive safety systems, is a co-inventor on more than 182 patents granted or pending in 21 countries and has received several national awards including the 2013 Nuclear Energy Advocate Award, the 2014 American Nuclear Society Thermal Hydraulic Division Technical Achievement Award, the 2017 Nuclear Infrastructure Council Trailblazer Award and the 2021 American Nuclear Society Walter H. Zinn Medal, and was a 2021 inductee into the University of Maryland Innovators Hall of Fame. Dr. Reyes is a fellow of the American Nuclear Society, a Nuclear Reactor Thermal-Hydraulics fellow, and a member of the National Academy of Engineering. In the past, he has served as head of the Oregon State University Department of Nuclear Engineering and Radiation Health Physics, directed the Advanced Thermal Hydraulic Research Laboratory and was the Co-Director of the Battelle Energy Alliance Academic Center of Excellence for Thermal Fluids and Reactor Safety in support of the Idaho National Laboratory mission. Dr. Reyes currently serves as a Professor Emeritus in OSU’s School of Nuclear Science and Engineering. He holds Ph.D. and Master of Science degrees in nuclear engineering from the University of Maryland and a Bachelor of Science degree in nuclear engineering from the University of Florida. He is the author of numerous journal articles and technical reports, and he has given lectures and keynote addresses to professional nuclear organizations in the United States, Europe and Asia. He is a licensed professional engineer in the state of Oregon.

Robert Ramsey Hamady assumed the role of NuScale’s Chief Financial Officer (“CFO”) in August 2023. Mr. Hamady is responsible for financial leadership and risk management, capital markets engagement and driving value in support of NuScale stakeholder objectives. During his 26-year professional career, Mr. Hamady has supported many high-growth firms engaged in transformative development, most recently serving as CFO of private and public SEC-reporting organizations such as Equify Financial and Western Magnesium Corporation. Prior to those positions, Mr. Hamady served as the Director, Finance and Investments, of HG Global, a private asset management firm focused on investments in the energy, infrastructure and financial sectors. Mr. Hamady also founded Gulf Capital Credit Opportunities, a special situations investment fund backed by sovereign wealth, multilateral, and private investors. Mr. Hamady began his career at Lehman Brothers as an emerging markets sovereign bond trader. He later continued his corporate finance career at J.P. Morgan, where he transacted special situations investments and sponsor-backed leverage buy-outs on behalf of tier one global private equity. Mr. Hamady holds a Bachelor of Science degree in Industrial Management from Carnegie Mellon University in Pittsburgh, Pennsylvania. He is a supporter of efforts to alleviate global poverty, including work to finance Middle East and African micro finance initiatives in partnership with Grameen Bank, recipient of the 2006 Nobel Peace Prize.

Carl Fisher assumed the role of Chief Operating Officer (“COO”) in July 2023. Mr. Fisher leads the operations, engineering, project delivery, quality assurance, information technology, regulatory affairs, services, and supply chain functions. Mr. Fisher began his career in the nuclear field in the United States Naval Nuclear Propulsion Program, where he was involved in naval nuclear reactor operations and managed instrumentation and control startup, operations, maintenance, and commissioning activities. He continued his nuclear industry career with Framatome in various management roles in Instrumentation & Control (“I&C”), Electrical Systems, Hardware and Product Modernizations, Engineering, and Customer Accounts & Government Affairs over a 20-year period. Most recently, Mr. Fisher was Vice President of Instrumentation & Control in North America, where he was responsible for the execution and delivery of I&C products and services to North American nuclear customers. During this time, the I&C Business Unit experienced tremendous growth as a Tier 1 supplier of both Safety and Operational Instrumentation and Controls equipment and services to nuclear facilities in the United States, Canada, and Mexico. Prior to that, Fisher led various Framatome business lines, which included Plant Engineering, NSSS Engineering, Electrical Products, Mechanical Products, Commercial Grade Dedication, Qualification & Testing, Inventory Management, the Nuclear Parts Center, Strategic Alliance for FLEX Emergency Response and Cyber Security. Before joining Framatome, Mr. Fisher’s global experience began with Duke Energy International in Hong Kong, where he managed energy commercial development and large-scale construction efforts in Australia, China, Indonesia, Malaysia, New Zealand, Thailand, and the Philippines. Mr. Fisher holds a Bachelor of Science degree in mechanical engineering from North Carolina State University and a Master’s degree in business administration from Queens University. He is also a graduate of Harvard Business School and Stanford Business School Executive Management Training. He is actively engaged at the industry level and currently a member of the Institute of Nuclear Power Operation’s New Reactors Committee and also sits on several energy and education-related boards. Fisher is also a certified Project Management Professional and a licensed professional engineer in North Carolina and South Carolina.

Clayton Scott was named Chief Commercial Officer in August 2023 after joining NuScale as Executive Vice President, Business Development in 2022. In this role, Scott oversees global business development efforts, including all sales, marketing, business development and communications functions for the U.S. and abroad. Mr. Scott brings more than 40 years of diverse global experiences allowing him the ability to open markets and raise brand awareness. Prior to NuScale, from February 2018 through December 2021, Mr. Scott was a Senior Vice President – Global Sales, Deputy Director I&C Business Unit for Framatome, responsible for the global I&C sales, P&L within the group and a global footprint of more than 2,000 staff. Prior to Framatome, Mr. Scott served as the Chief Nuclear Officer for Schneider Electric from January 2014 to February 2018, responsible for the company’s global nuclear organization, with offices and facilities in North America, Europe/MENA and Asia. Mr. Scott previously served as the Chief Nuclear Officer of Invensys’ global nuclear business. He was appointed by the IAEA to chair a task force on harmonizing digital licensing issues globally and began his career as an instrumentation technologist for Ontario Hydro, where he was involved in the commissioning and start-up of four CANDU units at the Pickering Nuclear Power Station in Ontario, Canada. Mr. Scott is a frequent lecturer on topics within the energy sector and serves as a member of the University of Tennessee Advisory Board. Mr. Scott carries dual citizenship between the U.S. and Canada and has a Bachelor of Science degree in electrical engineering from the University of California, Irvine, and a Leading with Finance certificate from the Harvard Business School online.

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

Carrie Fosaaen serves as our vice president of Regulatory Affairs, having assumed that role in June 2023, and is responsible for all licenses, certifications, relationships, and activities related to regulation of nuclear safety and security, environmental protection, and emergency management, both domestically and internationally. This includes domestic and international client licensing support and other industry activities that involve nuclear and other regulatory topics. Ms. Fosaaen joined NuScale in 2015 as a Licensing Engineer. Ms. Fosaaen has more than 14 years of experience in the nuclear industry and is an expert in advanced reactor licensing and has led NuScale’s development of several major licensing applications. Prior to joining NuScale, Ms. Fosaaen worked in regulatory affairs for Xcel Energy, where she supported the organization through regulatory recovery, including successful resolution of 95001 and 95002 inspections. She also obtained her senior reactor operator certification at the Monticello Nuclear Generating Plant. Ms. Fosaaen is a 2023 graduate of the Harvard Business School General Management Program and holds a Bachelor of Science in Nuclear Engineering, and a Master’s in Health Physics from Purdue University.

Jackie Engel was named interim vice president, Accounting, in January 2024 and has been with the Company since 2016. In her current position, Ms. Engel is responsible for leading the accounting and reporting team, ensuring that the financial statements are accurately stated, and that the company adheres to all federal government compliance and corporate tax requirements. Ms. Engel has over 30 years of accounting and financial compliance experience and worked in accounting roles for a variety of industries, including pre- press, logistics, precious metals reclamation, grant administration, and energy. Earlier in her career, Ms. Engel spent nearly 10 years with the Public Health Institute, gaining expertise in Financial Compliance for U.S. government-funded grants and contracts. Ms. Engel holds a Bachelor of Science degree in mathematics from Louisiana State University and a Master’s degree in accounting from University of New Haven.

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
Nuclear Safety Regulatory Approval in the United States
We submitted a Design Certification Application (“DCA”) in December 2016 to the NRC, comprising 12,000 pages, with approximately 2,000,000 pages of additional documentation and 100 gigabytes of test data. Development of the DCA required approximately $500 million in testing and engineering. Approval by the NRC included over 250,000 review hours at a cost of approximately $70 million. In addition to paying the NRC review fees, we incurred approximately $130 million in costs responding to numerous NRC requests for additional information, analyses and audits. Despite the intensity of the review, the NRC approved the NuScale design in 42 months—the fastest approval ever completed by the agency. We received the SDA for our 50 MWe NPM and 12-module plant design in August 2020, and our SMR design is currently the only SMR with such an approval. The NRC subsequently certified the design as Appendix G to Title 10 of the Code of Federal Regulations Part 52. No other SMR or non-light water nuclear vendor has applied to the NRC for a nuclear power reactor SDA.

In January 2023, the Company submitted a second SDA Application and the associated licensing topical reports to the NRC for NuScale’s 6-module, 77 MWe NPM plant design. On July 31, 2023, the NRC formally announced that it accepted the Company’s SDA Application for review. Once approved, customers in the United States will be able to reference the certified design and SDA for expedited construction and operating licensing of NuScale’s SMR pursuant to 10 CFR Part

52. Based on the NRC’s published schedule for SDA Application review, we expect the NRC will complete its review and SDA approval will be received by mid-year 2025.

Customers that use our design will be able to incorporate an SDA into their license applications. The license application review can begin before the SDA application is approved. The NRC does not re-review the design in the SDA during the license application review; the review is limited to site specific design features (e.g., physical security systems, water intake structures), operational programs (e.g., maintenance, emergency preparedness) and environmental impacts. The ability to incorporate an SDA and provide only site-specific information to file a license application is an improved licensing process developed by the NRC and industry and has been used by all new reactor designs and license applications since the early 1990s. This process, known as Part 52, substantially reduced regulatory and financial risk for license applicants compared to the older process, known as Part 50. As the only SMR vendor using Part 52 to date, NuScale has a competitive advantage and that makes our SMR attractive to potential customers.
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
NuScale is also engaging directly with the IAEA to facilitate regulatory approval abroad. The IAEA, while not a regulator, is important because many countries’ regulatory frameworks were developed from IAEA standards, which are somewhat different from the NRC framework. NuScale completed the Technical Safety Review of Design Safety (TSR-D5) with the IAEA in December of 2024. The purpose of a TSR-DS is to review the design safety of a nuclear power plant against the IAEA safety standards. The TSR-DS evaluated the NuScale-based 6 plant design information along with three supplemental reports against the IAEA safety requirements. The purpose of the review was to identify strengths and potential weaknesses of the safety case to expedite licensing in countries that employ IAEA safety guidelines.
In addition, we have had significant interaction with safety regulators and energy ministries in many of the countries where there is significant customer interest. For example: we have worked through material parts of the Vendor Design Review process with the Canadian Nuclear Safety Commission; we have completed a technology assessment conducted by the Office of Nuclear Regulation in the U.K.; we completed a licensing gap analysis (comparing select local, IAEA and Western European Nuclear Regulators’ Association requirements against the NuScale design) with the State Nuclear Regulatory Inspectorate in Ukraine; and we have performed analysis of NuScale SMR-based plant safety, economy and maneuverability under a study funded by Japan’s Ministry of Economy, Trade and Industry.
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
Customers purchasing NuScale SMR-based plants also must obtain required permits, licenses and insurance for the jurisdiction where the facility will be located. In the United States, a NuScale SMR-based plant developer must obtain an NRC construction permit and an NRC operating license issued pursuant to 10 CFR Part 50 or a combined license issued pursuant to 10 CFR Part 52. Other U.S. federal permits or licenses for a NuScale SMR-based plant may include a Section 404 Dredge & Fill Permit issued by the Army Corp. of Engineers; a Federal Aviation Administration § 77.15 Permit; a Certificate of Registration issued by the U.S. Department of Transportation; and a Spills Prevention Control and Countermeasure Plan mandated by the U.S. Environmental Protection Agency. State or local regulators may also require permits or licenses for a NuScale SMR-based plant, including a National Pollutant Discharge Elimination System (NPDES) Permit for Storm Water Discharges from Construction Activities and to Construct a Sanitary Wastewater,

Wastewater Treatment facility; Section 401 Water Quality Certification; Well Permits; Solid Waste Handling Permit; and appropriate building permits.
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
Many different types of internal controls and measures are required to ensure compliance with such export control regulations. For example, 10 CFR Part 810, Appendix A provides a list of countries that are considered Generally Authorized, meaning they are considered to be non-sensitive. Countries not on this list are required to be specifically authorized prior to sharing any nuclear technology. Under Part 110, the NRC regulates the export or import of nuclear hardware, material and code, following similar protocols with respect to the same sensitive countries versus non sensitive countries regulatory structure embedded in 10 CFR Part 810.

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

NuScale Corp is a holding company with no material assets other than its ownership of NuScale LLC units. As a result, NuScale Corp has no independent means of generating revenue or cash flow. NuScale Corp’s ability to pay taxes, cause NuScale LLC to make payments under the Tax Receivable Agreement and pay dividends depends on the financial results and cash flows of NuScale LLC and the distributions it receives (directly or indirectly) from NuScale LLC. Deterioration in the financial condition, earnings or cash flow of NuScale LLC for any reason could limit or impair its ability to pay such distributions. Additionally, to the extent that NuScale Corp needs funds and NuScale LLC is restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or NuScale LLC is otherwise unable to provide such funds, it could materially adversely affect NuScale Corp’s liquidity and financial condition.

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

We have incurred significant losses since our inception well beyond the support we have received through cost-sharing awards from the DOE. We have not yet delivered NPMs to customers and none of our flagship plants, have been permitted or are under construction, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected or at all; even if we do, we may not be able to maintain or increase profitability.

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

The cost of electricity generated from nuclear sources or our NPMs may not be cost competitive with future electricity generation sources in some markets, which could materially and adversely affect our business.

Some electricity markets experience very low power prices due to a combination of subsidized renewables and low-cost fuel sources, and NuScale may not be able to compete in these markets unless the benefits of the carbon-free, reliable and/or resilient energy generation provided by our NPMs are sufficiently valued in the market. Given the relatively lower electricity prices in the United States when compared to many international markets, the risk may be greater with respect to business in the United States. Inflation may also increase the cost of our NPMs to a point where the levelized cost of electricity (“LCOE”) generated from a NuScale SMR-based plant is not competitive with the alternatives.

Loss of government incentives to use nuclear power may have an adverse impact on the market for SMRs.

In the United States, the Inflation Reduction Act of 2022 provides production tax credits for advanced reactors and small modular reactors. The United States may decide to reduce or eliminate these economic incentives or curtail legislative programs supportive of nuclear energy technologies for political, financial or other reasons. Any reductions in, or eliminations of, government subsidies, economic incentives or favorable legislative programs could reduce demand for our products and adversely affect our business prospects and results of operations.

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

Our commercialization strategy relies heavily on our relationship with ENTRA1, Fluor and other strategic investors and partners, who may have interests that diverge from ours and who may not be easily replaced if our relationships terminate.

We rely heavily upon our relationship with Fluor, the largest stockholder in NuScale, and our relationships with other of our investors and strategic partners, including ENTRA1, to commercialize our NPM and our other products and services. We granted Fluor certain rights to provide engineering, procurement and construction services in connection with NuScale’s general plant design, project-specific designs and services typically performed by Fluor or its direct competitors. Similarly, we have entered into certain agreements with Doosan Heavy Industries and Construction Company, Ltd., IHI Corporation, and Sarens Nuclear & Industrial Services, LLC for certain planning, engineering, manufacturing and support activities, and JGC Holdings Corporation, an affiliate of Japan NuScale Innovation, LLC, related to the EPC and commissioning of the first NuScale SMR-based plant, with Samsung C&T Corporation related to certain EPC activities; and with GS Energy with respect to project development in certain markets. We have aligned with ENTRA1 as our commercialization / developer partner for NuScale SMRs.

Our strategic partners may have interests that diverge from our interests, and which may hinder our ability to negotiate sales to customers. If we lose our agreements with strategic partners, we may need to find new contractors who may have less experience designing and building nuclear plants, or developing NuScale SMRs. This could substantially hinder our ability to expand our production capacity and installation of NuScale power plants and could affect our business and our prospects.

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

Any failure to effectively incorporate updates to the design, construction and operations of NuScale SMR-based plants to ensure cost competitiveness could reduce the marketability of the NuScale design and has the potential to impact deployment schedules.

Updating the design, construction, and operations of NuScale SMR-based plants will be necessary to their competitiveness and attractiveness in the market, particularly in the United States where the price of power is generally lower than in other countries. If we are not able to achieve and maintain cost-competitiveness in the United States or elsewhere, our business could be materially and adversely affected.

If manufacturing and construction issues are not identified prior to design finalization, long-lead procurement, and/or module fabrication, then those issues will be realized during production, fabrication or construction and may impact plant deployment cost and schedule.

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

Lack of availability, trade restrictions, tariffs and costs of component raw materials may affect the manufacturing processes for plant equipment and increase our costs.

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

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough because there may be hundreds of thousands of relevant patents worldwide. We also cannot be certain that we have identified every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of NPMs in any jurisdiction. The scope of a patent claim is generally determined by an interpretation of the law, the written disclosure in a patent, and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect or not accepted by a court of competent jurisdiction. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect or inaccurate. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market NPMs.

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

Our confidentiality and intellectual property assignment agreements with our employees, consultants and contractors generally provide those inventions conceived by the party while rendering services to us will be our exclusive intellectual property. While we require our employees, consultants, and contractors to assign such intellectual property to us, if the intellectual property is not automatically assigned (e.g., as work made for hire), those agreements may not be honored and obligations to assign intellectual property may be challenged or breached. Moreover, there may be some circumstances where we are unable to negotiate for such ownership rights and/or others misappropriate those rights in the process.

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

At the end of 2022, we submitted SDA applications to approve a NuScale-based 6 plant design and to raise the licensed output of our NPM from 50 MWe to 77 MWe. The NRC accepted the application in July of 2023 and has begun the technical review. There is no assurance that the SDA will be approved, or approved in a timely manner (including as a result of recent personnel reductions in federal government and any future reductions), and any revisions necessary to address concerns the NRC may have could significantly delay the commercialization of our products, which could have a material adverse effect on our business and financial condition.

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

A shareholder class action lawsuit claims that NuScale and members of management made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations and prospects, and specifically about certain of the Company’s agreements with customers. While two causes of action were filed, these lawsuits have been consolidated before the same judge in the federal district court in Oregon.

While we disagree with all of the plaintiffs’ claims included in the class action lawsuit, the risk of loss if plaintiffs prevail would be material to the Company. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.

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

The price of shares of Class A common stock may be volatile.

The price of shares of Class A common stock may fluctuate due to a variety of factors, including:
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

These market and industry factors may materially reduce the market price of shares of Class A common stock regardless of our operating performance.

A significant portion of our total outstanding shares may be sold into the market. In addition, we and holders of equity awards, as well as holders of Class B units of NuScale LLC who receive shares of Class A common stock on exchange of those units (together with the cancellation of an equal number of shares of NuScale Corp Class B common stock), may also sell additional shares into the market. This could cause the market price of shares of Class A common stock to drop significantly, even if our business is doing well, and, if we are issuing new shares, result in dilution to stockholders.

Sales of a substantial number of shares of Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of shares of Class A common stock. Fluor, our largest stockholder, has publicly stated its intention to sell down its position. On August 9, 2023, NuScale entered into a Sales Agreement with Cowen and Company, LLC, B. Riley Securities, Inc. and Canaccord Genuity LLC as sales agents under which the Company was able to offer and sell shares of our Class A common stock having an aggregate sales price of up to $150,000,000 (the “Prior ATM Program”). During the year ended December 31, 2024, the Company issued and sold 18,262,622 shares of Class A common stock for the gross and net proceeds of $139.0 million and $135.5 million, respectively, fully utilizing the Prior ATM Program.

On November 8, 2024, NuScale entered into a new Sales Agreement with TD Securities (USA) LLC, UBS Securities LLC, B. Riley Securities, Inc. and Canaccord Genuity LLC as sales agents under which the Company may offer and sell shares of our Class A common stock, having an aggregate sales price of up to $200,000,000 (“Current ATM Program”). During the year ended December 31, 2024, the Company issued and sold 3,264,524 shares of Class A common stock for the gross and net proceeds of $71.2 million and $69.2 million, respectively. As of December 31, 2024, we have 21,735,476 shares of Class A common stock, at an aggregate sales price up to $128.8 million, eligible for sale under the Current ATM Program.

Subject to certain limitations in the Sales Agreement and compliance with applicable law, we have the discretion to deliver a placement notice to the sales agents at any time throughout the term of the Sales Agreement. The number of shares that are sold by a sales agent after we deliver a placement notice will fluctuate based on the market price of the Class A common stock during the sales period and limits we set. Because the price per share of each share sold will fluctuate based on the market price of our Class A common stock during the sales period, it is not possible at this time to predict the number of shares that will be ultimately issued. Sales under the ATM Program, or any future similar programs or other issuance by us of shares, will result in dilution of existing stockholders.

As of December 31, 2024, there were (i) 122,842,474 shares of Class A common stock outstanding, (ii) 154,254,663 shares of Class A common stock issuable upon the exchange of NuScale LLC Class B units (together with cancellation of an equal number of shares of NuScale Corp Class B common stock) pursuant to the procedures set forth in the A&R NuScale LLC Agreement, and (iii) 11,372,021 shares of Class A common stock issuable upon the exercise of outstanding stock options and Restricted Stock Units (“RSUs”).

We have registered on a Post-Effective Amendment No. 2 to Form S-1, on Form S-3 (Commission File No. 333-264910), the potential resale of 202,912,854 shares of Class A common stock that otherwise could be subject to resale restrictions. We also have registered on a Form S-8 an aggregate of 32,503,809 shares of Class A common stock issuable upon exercise of options and other equity awards issued under the NuScale LLC Fourth Amended and Restated 2011 Equity Incentive Plan and the NuScale Corp 2022 Long-Term Incentive Plan. The market price of shares of Class A common stock could decline if the holders of shares sell them or are perceived by the market as intending to sell them.

As part of a shelf registration on a Form S-3 (Commission File No. 333-272342), NuScale may offer Class A common stock, debt securities, warrants, and/or units consisting of some or all of the securities in any combination, the aggregate offering price of securities of which must not exceed $500,000,000. The Company has used this registration statement for sales under both the Prior ATM Program and Current ATM Program. The market price of shares of Class A common stock could decline if the holders of shares sell them or are perceived by the market as intending to sell them.

NuScale Options will become exercisable for shares of Class A common stock, which, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding options exercisable in exchange for an aggregate of 6,365,141 shares of Class A common stock (“NuScale Options”) are or will become exercisable in accordance with the terms of the Fourth Amended and Restated 2011 Equity Incentive Plan of NuScale LLC. To the extent such options are exercised, additional shares of Class A common stock will be issued, which will result in dilution to the holders of Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the prevailing market prices of Class A common stock.

Investors’ ability to make transactions in our securities could be limited and if we cannot maintain our listing on the NYSE, we may be subject to additional trading restrictions.

An active trading market for our securities may not be sustained. In addition, we may be unable to maintain the listing of our securities on the NYSE in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If our securities were not listed on the NYSE or another national securities exchange, such securities would not qualify as covered securities, and we would be subject to regulation in each state in which we offer our securities because states are not preempted from regulating the sale of securities that are not covered securities.

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

Short selling reports may potentially lead to increased volatility in an issuer’s stock price and to regulatory and governmental inquiries. In July 2024, October and November 2023, short sellers published reports that contained certain negative and false allegations regarding our business and financial prospects. Regardless of merit, allegations and false statements by short sellers may spread quickly and diminish confidence in our business, financial prospects, or reputation. As a result, maintaining or reinforcing our reputation may require us to devote significant resources to refute incorrect or misleading allegations, to pursue or defend related legal actions, or to engage in other activities that could be costly, time consuming or unsuccessful. Additionally, any potential inquiry or formal investigation from a governmental organization or other regulatory body, including an inquiry from the SEC, arising from the presence of such allegations could result in a material diversion of our management’s time and may have a material adverse effect on our business and results of operations.

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

Risks Related to Being a Public Company

We have identified a material weakness in our internal control over financial reporting. Failure to remediate the material weakness or any other material weaknesses that we identify in the future could result in material misstatements in our financial statements.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Annually, we perform activities that include reviewing, documenting and testing our internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to achieve and maintain an effective internal control environment, we could suffer misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could result in significant expenses to remediate any internal control deficiencies and lead to a decline in our stock price.

The Company has evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting and identified a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion of the material weakness, see Item 9A, Controls and Procedures.

We cannot provide assurance that we have identified all, or that we will not in the future have additional, material weaknesses in our internal control over financial reporting. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address deficiencies. If we do not effectively remediate the material weakness identified by management and maintain adequate internal controls over financial reporting in the future, we may not be able to prepare reliable financial reports and comply with our reporting obligations under the Exchange Act on a timely basis. Any such delays in the preparation of financial reports and the filing of our periodic reports may result in a loss of public confidence in the reliability of our financial statements, which, in turn, could materially adversely affect our business, the market value of our common stock and our access to capital markets.
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

Our corporate information security organization, led by our Vice President, IT, is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. The current Vice President, IT has extensive information technology and program management experience, has over a decade of experience leading cybersecurity oversight, and others on our IT security team have cybersecurity experience or certifications, such as the Certified Information Systems Security Professional certification. The corporate information security organization manages and continually enhances a robust enterprise security structure with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience in an effort to minimize the business impact should an incident occur.

The corporate information security organization has implemented a governance structure and processes to assess, identify, manage and report cybersecurity risks. For the current reporting period, there have been no incidents that have materially affected or are reasonably likely to materially affect NuScale, including its business strategy, results of operations or financial condition. As a nuclear contractor, we must comply with extensive regulations, including requirements imposed by the DOE and NRC, related to adequately protecting safeguards information and reporting cybersecurity incidents to the DOE and NRC when required. We have implemented cybersecurity policies and frameworks based on industry and governmental standards to align closely with DOE and NRC requirements, instructions and guidance. In addition to following DOE and NRC guidance and implementing pre-existing third party frameworks, we have developed our own practices, which we believe enhance our ability to identify and manage cybersecurity risks.

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
Item 2. Properties

Our executive offices and our engineering and design center is located in 1100 Circle Blvd, Suite 200 and 350, Corvallis, OR, 97330. This location houses 43 full-time and 106 hybrid employees, with capacity for 340, in approximately 55,000 square feet of office, computing, and storage space. Technical and related support activities such as engineering, design, operations, testing, code development, quality assurance, licensing and project management are performed at this facility.

Our full-scale reactor control room simulator and computational computing cluster are also located at this facility. NuScale personnel use the computational cluster in a secure data center to perform structural, thermal hydraulic, fluid dynamics and neutronics calculations. We believe the location of our Corvallis facilities provides us with unique access to the technical expertise found in Oregon State University, one of the largest nuclear engineering programs on the west coast. In addition, we lease properties in the following locations:
•Houston, TX. The Houston office, a leased property with approximately 773 square feet, is used to support various members of the Finance team.
•Rockville, MD. The Rockville office, a 1,973 square foot leased property, has been a key enabler for the NuScale strategy of early, frequent, and responsive interaction with the NRC.

On January 18, 2024, a fire broke out in the building housing the Company’s Portland, Oregon office, which destroyed the Company’s office. The cause of the fire remains under investigation. No one was injured in the fire and no critical records were lost. The office was set up for temporary use with no employees using it full time; as a result, losses were limited to furniture, a copier and computer systems. The Company carries insurance that will cover these losses, which were not material. Executives and other employees previously using that office are working remotely or commuting to the Company’s Corvallis, Oregon, office as needed. The Company terminated the lease in the fourth quarter of 2024.
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

On September 19, 2022, thirteen purported members and/or option holders of NuScale LLC filed suit in the U.S. District Court for the District of Oregon against NuScale LLC, Fluor Enterprises, Japan NuScale Innovation, Inc., and Sargent & Lundy Holdings, LLC. The plaintiffs purport to represent a class of individuals who held common units or options to purchase common units in NuScale LLC and seek declaratory relief and damages based on breach of contract and other common law claims. The claims in the complaint are based on amendments to the operating agreement of NuScale LLC in connection with NuScale LLC’s combination with Spring Valley Acquisition Corp. On November 21, 2022, NuScale LLC, along with the other defendants, filed motions to dismiss. Plaintiffs filed a response on January 17, 2023, and NuScale LLC and the other defendants filed a reply on February 14, 2023. A hearing on the motions to dismiss was held on May 17, 2023. On August 3, 2023, the Magistrate Judge issued a report and recommendation that recommended that NuScale LLC’s motion to dismiss be denied. On August 17, 2023, NuScale LLC filed an objection to this report and recommendation. On November 13, 2023, the District Court Judge entered an order accepting the report and recommendation. On December 8, 2023, plaintiffs filed a motion for leave to amend their complaint, and on June 23, 2024, the Court denied this motion. Subsequent to year end, on February 13, 2025, the parties resolved the lawsuit and the complaint has been dismissed with prejudice.

Multiple shareholder class action lawsuits were filed in the U.S. District Court for the District of Oregon against the Company and certain of its current or former officers, namely John Hopkins, Chris Colbert, Robert Hamady and Clayton Scott: (1) Sigman v. NuScale Power Corp., et al. (Case No. 23-1689, filed November 15, 2023), and (2) Ryckewaert v. NuScale Power Corp., et al. (Case No. 23-1956, filed December 26, 2023). These lawsuits assert virtually identical allegations and claims and were consolidated before the same judge on February 2, 2024. The lawsuits assert claims under the federal securities laws and allege that the Company and members of management made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations and prospects, and specifically about certain of the Company’s agreements with customers. The Court appointed a lead plaintiff and lead counsel, and plaintiffs filed an amended complaint on April 18, 2024 that makes similar allegations as the original complaints. Defendants’ filed a motion to dismiss on June 17, 2024, and plaintiff filed a brief in opposition on August 1, 2024. Shortly thereafter, plaintiffs indicated they intended to seek leave to file a Second Amended Complaint to add allegations relating to the Company’s disclosure about the SEC inquiry disclosed below. Defendants consented to plaintiffs’ request to amend, with the express caveat that defendants believed the proposed amendment to be futile and defendants would move to dismiss any Second Amended Complaint, including any new allegations. On September 20, 2024, plaintiffs filed the Second Amended Complaint, and on November 1, 2024, defendants moved to dismiss. Plaintiffs’ responded to Defendants’ motion to dismiss on December 17, 2024, and Defendants’ filed a reply in support of their motion to dismiss on January 24, 2025. The motion is now pending and awaiting a decision. While no assurance can be given as to the ultimate outcome of this matter, the Company does not believe it is probable that a loss will be incurred and the Company has not recorded any liability as a result of these actions.

On December 10, 2024, a purported class action lawsuit titled Tucker v. NuScale Power Corporation, et al., Case No. 2024-1272-NAC (Del. Ch. Ct.) was filed in the Court of Chancery of the State of Delaware. The lawsuit names the Company, eight current board members and one former board member as defendants. The lawsuit broadly alleges that the Company’s corporate opportunity waiver provision contained in the Company’s Certificate of Incorporation is overbroad and impermissibly waives certain fiduciary duties in contradiction to state statutory law. The named plaintiff seeks injunctive and declaratory relief, certification as class representative, and costs, fees and damages for a to-be certified class of plaintiffs. This lawsuit is in its early stages.

In December 2023, the Company received a voluntary request from the SEC’s Denver Regional Office for information relating to its employment, severance, and confidentiality agreements. The Company has responded to those requests and intends to fully cooperate with the SEC. The Company cannot predict the timing or outcome of the SEC’s investigation at this time.
Item 4. Mine Safety Disclosures
None

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Class A common stock is listed on the NYSE under the ticker symbol “SMR”. There is no established public trading market for Class B common stock.

As of February 28, 2025, we had 62,722 Class A shareowners of record and 57 Class B shareowners of record.

Performance Graph

The following graph shows changes over the period since the Transaction, May 2, 2022, through December 31, 2024, in the value of $100, invested in: (i) our Class A common shares; (ii) the Russell 3000 Index; and (iii) the peer group, which consists of publicly traded companies in the nuclear or energy transition industries comprised of Ballard Power Systems Inc., Bloom Energy Corporation, BWX Technologies, Inc., Enphase Energy, Inc., Enovix Corporation, FuelCell Energy, Inc., Plug Power Inc., Oklo Inc. and SolarEdge Technologies, Inc. The closing price of a share of NuScale’s Class A common stock as of December 31, 2024, the last trading day of 2024, was $17.93 on the NYSE.

$290
$240
$190
$140
$90
$40
$(10)
May-22
Jun-22
Jul-22
Aug-22
Sep-22
Oct-22
Nov-22
Dec-22
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Jul-23
Aug-23
Sep-23
Oct-23
Nov-23
Dec-23
Jan-24
Feb-24
Mar-24
Apr-24
May-24
Jun-24
Jul-24
Aug-24
Sep-24
Oct-24
Nov-24
Dec-24
NuScale Power
Russell 3000 Index
Peer Group

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read together with our financial statements as of and for the years ended December 31, 2024, 2023 and 2022 together with related notes thereto. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. Unless the context otherwise requires, references in this section to “NuScale,” “the Company,” “us,”

“our” or “we” refer to NuScale Power, LLC (“NuScale LLC”) prior to the Transaction, and to NuScale Power Corporation (“NuScale Corp”) following the consummation of the Transaction.
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
Since our founding in 2007, we have made significant progress towards commercializing the first SMR in the United States. In 2017, we submitted our Design Certification Application (“DCA”) to the U.S. Nuclear Regulatory Commission (“NRC”). On August 28, 2020, the NRC issued its Final Safety Evaluation Report, representing the NRC’s completion of its technical review. On September 11, 2020, the NRC issued its Standard Design Approval (“SDA”) of our NPM and scalable plant design. With this phase of NuScale’s DCA now complete, customers may proceed with plans to develop NuScale SMR-based power plants with the understanding that the NRC has approved the safety aspects of the NPM and plant design. We expect our operating losses and negative operating cash flow to grow until the commercialization of the NPM. On January 19, 2023, the NRC published in the Federal Register a final rule that certifies NuScale’s SMR design for use in the United States, which became effective 30 days after publication.
In January 2023, the Company submitted an SDA Application and the associated licensing topical reports to the NRC for NuScale’s 6-unit 77 MWe NPM design. Once approved, customers in the United States will be able to reference the certified design and SDA for expedited construction and operating licensing of NuScale’s SMR pursuant to 10 CFR Part 52. On July 31, 2023, the NRC formally announced that it has accepted the Company’s SDA Application for formal review. Based on the NRC’s published schedule for SDA Application review, we expect the NRC will complete its review and SDA approval will be received by mid-year 2025.

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
Commencing and Expanding Commercial Launch Operations
In September 2020, we became the first and only company to receive NRC SDA for a small modular reactor. We believe our commercialization activities are being completed at a pace that can support delivery of NPMs to a client site as early as 2029. In December 2022, we signed a contract for Front-End Engineering and Design (“FEED”) work with RoPower to advance the deployment of our NPMs to Romania. Under Phase 1 of the contract, we defined the major site and specific inputs for a NuScale 6-module power plant to be deployed at the Doicesti Power Station site in Romania. We expect the site in Romania to use six modules and to be commercially operable as early as 2030.

We believe the long lead-time involved with siting an SMR, the number of potential customers in our pipeline and the work being performed by these potential customers involving a NuScale deployment project bode well for our potential future success. Further, in December 2022, we completed our Standard Plant Design (“SPD”), which provides potential customers with a generic NuScale-based power plant design that will serve as a starting point for deploying site-specific designs, including supporting client licensing and deployment activities.
Regulatory Approvals

In January 2023, the Company submitted an SDA Application and the associated licensing topical reports to the NRC for a NuScale’s 6-unit 77 MWe NPM design. Once approved, customers in the United States will be able to reference the certified design and SDA for expedited construction and operating licensing of NuScale’s SMR pursuant to 10 CFR Part 52. On July 31, 2023, the NRC formally announced that it has accepted the Company’s SDA Application for review. Based on the NRC’s published schedule for SDA Application review, we expect the NRC will complete its review and SDA approval to be received by mid-year 2025.

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
Revenue
All revenue that we have generated to date arises from engineering and licensing fees and services provided to potential customers, including those as a result of the FEED services. We expect to generate a significant portion of our revenue from the sale of NPMs. We also expect to generate revenue by providing critical services, such as start-up and testing and nuclear fuel and refueling services, over the life cycle of each power plant.

Expenses

Research and Development Expense
Our research and development (“R&D”) expenses consist primarily of internal and external expenses incurred in connection with our R&D activities. These expenses include labor directly performed on our projects and fees paid to third parties working on and testing specific aspects of our NPM design. R&D costs have been expensed as incurred.

General and Administrative Expense
General and administrative (“G&A”) expenses consist of compensation costs for personnel in executive, finance, accounting, human resources and other administrative functions. G&A expenses also include legal fees, advertising and marketing, professional fees paid for accounting, auditing and consulting services, insurance costs and facility costs.
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
Results of Operations

(in thousands)	Year Ended December 31,
	2024	2023	2022
Revenue	37,045	$22,810	$11,804
Cost of sales	(4,937)	(18,961)	(7,317)
Gross margin	32,108	3,849	4,487
Research and development expenses	46,817	156,050	127,662
General and administrative expenses	75,901	65,404	55,307
Other expenses	48,115	57,960	51,513
Loss from operations	(138,725)	(275,565)	(229,995)
Sponsored cost share	6,884	61,031	72,514
Change in fair value of warrant liabilities	(222,999)	23,627	12,148
Interest income	8,388	10,792	3,760
Loss before income taxes	(346,452)	$(180,115)	$(141,573)
Foreign income taxes	1,935	$—	$—
Net loss	(348,387)	$(180,115)	$(141,573)
Comparison of the Years Ended December 31, 2024 and 2023

Revenue and Cost of Sales

The increase in revenue was attributable to engineering and licensing fees and services in support of advancing RoPower’s goal of deploying a NuScale 6-module power plant in Romania.

R&D Expense
R&D expenses decreased significantly during the 2024 fiscal year as the Company is transitioning from an R&D-based company to a commercial company. In doing so, management was able to implement various internal cost optimization measures, which resulted in savings in personnel costs of $8.4 million and professional fees of $50.4 million. Further, the 2023 fiscal year saw the termination of the CFPP contract and the Release Agreement payment and expense of $49.8 million.
G&A Expenses
G&A expenses increased as a result of higher marketing and advertising spend as we continue to build brand recognition across the globe, the write-off of uncollectible receivables and professional fees to help the Company navigate from an R&D-based company to a commercial company.

Other Expense

Other expenses decreased as a result of savings associated with management’s cost optimization measures and decrease in discretionary spending resulting in savings of $9.8 million in personnel costs, equity-based compensation and general costs.

Sponsored Cost Share
Sponsored cost share decreased due to the Company hitting the cost share cap with DOE, USTDA and RoPower and the termination of the CFPP contract.

Change in fair value of warrant liabilities

The price of the Warrants, which is used to calculate their fair value, has significantly increased year-over year driven by a rising stock price as the market realizes the advantages NuScale’s technology brings to the energy industry, and the Company redeemed all outstanding Warrants in the fourth quarter of the 2024 fiscal year.

Foreign income taxes

During the 2024 fiscal year, the Company executed a contract with an entity based out of Romania resulting in income tax being withheld to pay the Romanian taxing authority.
Comparison of the Years Ended December 31, 2023 and 2022

Changes in Presentation

For the year ended December 31, 2022, sponsored cost share totaling $0.2 million that was previously included in Interest income (expense) has been reclassified to Sponsored cost share to conform to the current year presentation on the accompanying consolidated statements of operations. No such reclassifications were required for 2023.

For the year ended December 31, 2022, amounts totaling $4.2 million and $3.5 million were reclassified out of G&A expenses and into R&D expenses and Other expenses, respectively, to conform to the current year presentation. No such reclassification was required in 2023.

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
Liquidity and Capital Resources
On November 8, 2024, NuScale entered into a new Sales Agreement with TD Securities (USA) LLC, UBS Securities LLC, B. Riley Securities, Inc. and Canaccord Genuity LLC as sales agents under which the Company may offer and sell shares of our Class A common stock, having an aggregate sales price of up to $200.0 million (“ATM Program”). During the year ended December 31, 2024, the Company issued and sold 3,264,524 shares of Class A common stock for the gross and net proceeds of $71.2 million and $69.2 million, respectively. As of December 31, 2024, we have 21,735,476 shares of Class A common stock, at an aggregate sales price up to $128.8 million, eligible for sale under the ATM Program.

Previous to the current ATM Program, the Company fully utilized a similar agreement under which the Company offered and sold 20,000,000 shares of the Company’s Class A common stock. During the year ended December 31, 2024, the Company issued and sold 18,262,622 shares of Class A common stock for the gross and net proceeds of $139.0 million and $135.5 million, respectively, while during the year ended December 31, 2023, the Company issued and sold 1,737,378 shares of Class A common stock for the gross and net proceeds of $10.4 million and $9.8 million, respectively.

Subsequent to December 31, 2024, the Company issued and sold 4,548,127 shares of Class A common stock for the gross and net proceeds of $102,416 and $99,855, respectively, under the ATM Program.

On November 19, 2024, the Company provided notice in accordance with its Warrant Agreement dated November 23, 2020 between the Company and Continental Stock Transfer & Trust Company, as warrant agent, of the redemption of all Warrants outstanding as of 5:00 p.m., New York City time, on December 19, 2024 (the “Redemption Time”). As of the Redemption Time, 599,440 Warrants were outstanding and were redeemed by NuScale for $0.01 per Warrant. During the year ended December 31, 2024, Warrant holders exercised 17,859,261 Warrants for Class A common shares and $205.4 million in cash. There were no Warrants outstanding as of December 31, 2024.

Since NuScale’s inception, we have incurred significant operating losses and have an accumulated deficit of $377.1 million, with negative operating cash flows. As of December 31, 2024, we had cash and cash equivalents of $401.6 million and restricted cash of $5.1 million with no debt, while using $108.7 million of cash in operations. Historically, our primary sources of cash included investment capital, government grants and government sponsored cost share agreements to support the advancement of the Company’s SMR technology both domestically and abroad. As we transition from a focus on research and development to commercialization of our technology, the Company is focusing on revenue producing commercial contracts. During the year ended December 31, 2024, the Company executed two revenue generating agreements in relation to the advancement of Doicesti project Phase 2 Front-End Engineering Design, a project which targets the development of six NuScale power modules at a former coal plant site in Doicesti, Romania.

On January 5, 2024, NuScale announced a plan to reduce the Company’s workforce by 154 full-time employees, or 28%, in order to continue our transition from an R&D-based company to a commercial company. This resulted in a one-time charge of $3.2 million during the year ended December 31, 2024, and is included in Other expenses on our consolidated income statement.

We believe that based on our current level of operating expenses and currently available cash resources, we will have sufficient funds available to cover R&D activities and operating cash needs for the next twelve months. However, considering that we have not yet completed the development of a commercial product and have minimal revenue to date, we may require additional funds in future years. Further, management plans to prudently manage its expenses and cash reserves into the future, recognizing the need to secure additional customer commitments to support long-term operations. For additional information on our potential need for future funding, see the section of this Annual Report on Form 10-K entitled “Risk Factors”.

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net Cash Used in Operating Activities	$(108,666)	$(183,254)	(148,609)
Net Cash (Used) Provided by Investing Activities	(39,849)	48,275	(52,332)
Net Cash Provided by Financing Activities	429,806	16,127	368,064
Net Change in Cash, Cash Equivalents and Restricted Cash	$281,291	$(118,852)	$167,123
Comparison of Cash Flows for the Years Ended December 31, 2024 and 2023

Cash Flows used in Operating Activities
Net cash used in our operating activities decreased during the year ended December 31, 2024, as management was able to implement cost optimization measures while transitioning from an R&D company to a commercial company. In addition, the Company did not incur any termination fees similar to the $49.8 million payment to CFPP associated with the Release Agreement made in the 2023 fiscal year.
Cash Flows used in Investing Activities
The majority of the Company’s investing cash flows result from the purchase and sale of short-term investments, with minimal capital expenditures annually.
Cash Flows provided by Financing Activities
The Company’s financing activities consist of proceeds arising from utilizing our ATM sales and the exercise of options and warrants. The current year saw much higher ATM activity, as management took advantage of a rising stock price to increase our cash balance by $204.6 million as we continue to fund business development measures. In connection with NuScale’s announced redemption of the outstanding Warrants, Warrant exercises prior to the redemption time on December 19, 2024 resulted in approximately $205.4 million in proceeds, while the remaining increase in cash resulted from stock option exercises.
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
Off-Balance Sheet Arrangements
Under the Release Agreement, the Company is required to have credit support to fund the amount of its potential reimbursement of demobilization and wind down costs with CFPP LLC. This account is identified as restricted cash in the amount of $5.1 million, on the accompanying consolidated balance sheet and acts as collateral for the $5.0 million letter of credit outstanding at December 31, 2024.
Effective January 1, 2025, the Company entered into sales and marketing agreements in the amount of $34.8 million for services to be performed ratably over the 2025 fiscal year.

From time to time, NuScale enters into technical assistance grant programs with the United States Trade and Development Agency (“USTDA”), whereby the Company receives cost share commitments to support licensing work in foreign markets. Under these programs, NuScale has agreed to pay the USTDA a certain percentage of all revenue earned in a geographic area or associated with a specific contract. Should NuScale earn revenue under the guidelines of these programs, the Company could owe the USTDA for funds previously received, or up to $7.4 million.
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
Revenue Recognition
In addition to advancing the commercialization of our SMR, we provide engineering and licensing services to customers.

We recognize fixed price contract revenue with multiple performance obligations as each obligation is completed. We allocate the transaction price to each performance obligation using an estimate of the stand-alone selling price of each distinct service in the contract. For performance obligations satisfied at a point in time we recognize revenue when delivery of the promised good has occurred or the service has been rendered. For performance obligations satisfied over time we use the cost to cost input method to estimate the amount to recognize. Revenue recognized on contracts that has not been billed to customers is classified as a current asset under accounts and other receivables on the consolidated balance sheet. Amounts billed to clients in excess of revenue recognized are classified as a current liability under deferred revenue on the consolidated balance sheet.
NuScale has also executed contracts that include variable consideration. The variable consideration is recognized subject to appropriate constraints, as required by GAAP, to avoid a significant reversal of revenue in future periods. Management reviews the Company’s variable consideration on at least a quarterly basis. The only significant contract with variable consideration outstanding at December 31, 2024, is a time and material contract that will be recognized as services are provided, until the customer’s goals are achieved or the contract terminates.

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

None

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements required by this Item are set forth in Item 15 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Limitations of the Effectiveness of Control

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, and as a result of the material weakness described below, our CEO and CFO concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act. Under the supervision and with the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective for the year ended December 31, 2024 because of the material weakness described below.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

During the audit process related to our fiscal year ended December 31, 2024, management identified a material weakness in the design, implementation and documentation of (i) information technology general controls (“ITGC”) and (ii) internal controls across key financial reporting processes, which are necessary for the Company to achieve complete, accurate and timely reporting due to an insufficient complement of personnel, level of technical accounting and IT support within those areas to design and operate the controls.

Notwithstanding the identified material weaknesses, the Company's management, including our CEO and CFO, have determined, based on the procedures we have performed, that the audited consolidated financial statements included in this report fairly present in all material respects our financial condition and results of operations as of and for the years ended December 31, 2024 in accordance with U.S. Generally Accepted Accounting Principles.

Plan for Remediation of Material Weakness

In order to remediate the material weakness, we plan to invest significantly in the critical resources to our team as well as in the support of our IT environment. The below areas will be our focus to remediate the material weakness:
•Hiring of additional qualified personnel that have the appropriate level of technical accounting experience to enhance our control environment, including the expansion of formal financial reporting controls. Additionally, we will design and implement effective review and approval controls, as well as implement appropriate timely review and oversight responsibilities within the financial reporting function.
•Engage expert SOX consultants to assist in the coordination, design, and testing of our control environment and deficiency remediation efforts, including ITGC and business processes;
•Conduct trainings for control owners covering proper control design, execution and review documentation, and source data validation;
•Design and implement additional ITGCs to manage access and program changes across our key systems and improve IT-dependent and application controls for our in-scope systems.

We will not be able to fully remediate these material weaknesses until all of these steps have been completed and have been operating effectively for a sufficient period of time. We will incur significant costs in connection with these remediation efforts, and expect these efforts to require significant additional time, expense, and demands on our financial and operational resources. At this time, we cannot provide an estimate of the total costs expected to be incurred in connection with these remediation efforts.

Changes in Internal Controls over Financial Reporting

Other than the remediation measures discussed above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NuScale Power Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited NuScale Power Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, NuScale Power Corporation (the Company) has not maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to insufficient design, implementation and documentation of information technology (“IT”) general controls and internal controls across key financial reporting processes, which are necessary for the Company to achieve complete, accurate and timely financial reporting due to an insufficient complement of personnel, level of technical accounting and IT support within those areas to design and operate the related controls.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 3, 2025, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Portland, Oregon

March 3, 2025

Item 9B. Other Information
Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, (a) the Company’s chief financial officer, Ramsey Hamady, adopted a plan which is intended to satisfy the affirmative defense of Rule 10b5-1(c) on December 13, 2024, which runs through December 10, 2025, and provides for the aggregate purchase or sale of 40,000 shares, and (b) the Company’s chief technology officer, Jose Reyes, adopted a plan which is intended to satisfy the affirmative defense of Rule 10b5-1(c) on November 13, 2024, which runs through November 14, 2025, and provides for the aggregate purchase or sale of 99,000 shares.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, except that the information regarding our executive officers required by Item 401 of Regulation S-K is set forth herein at Part I, Item 1 of this Form 10-K under the heading “Information about our Executive Officers.”

Code of Business Conduct

We have a code of business conduct that applies to all our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the code of conduct is available on our website at www.nuscalepower.com. The code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. Our Internet website address is provided as an inactive textual reference only. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of its code of ethics on our website. Information contained on or accessible through our website is not a part of this annual report on Form 10-K.
Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

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

(b) Exhibits.

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

	3.2	Bylaws of NuScale Power Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 5, 2022)
	4.1	Description of Registrant’s Securities
	10.1	Form of NuScale Corp Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed on February 11, 2022)
	10.2+	2022 Long-Term Incentive Plan, as amended, and forms of equity agreements thereunder (incorporated by reference to Annex E to the Proxy Statement/ Prospectus filed on April 8, 2022)
e	10.3+
Fourth Amended and Restated 2011 Equity Incentive Plan of NuScale Power, LLC; Form of Option Agreement (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on May 5, 2022)

10.4
Amended and Restated Registration Rights Agreement dated May 2, 2022, by and among NuScale Power Corporation, Spring Valley Acquisition Sponsor, LLC, SV Acquisition Sponsor Sub, LLC, and certain members of NuScale Power, LLC and shareholders of NuScale Power Corporation (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on May 5, 2022)

10.5
Tax Receivable Agreement dated May 2, 2022, by and among NuScale Power Corporation, NuScale Power, LLC, and certain members of NuScale Power, LLC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on May 5, 2022)

10.6
Sixth Amended and Restated Limited Liability Company Agreement dated May 2, 2022, by and among NuScale Power Corporation, NuScale Power, LLC and the members of NuScale Power, LLC (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on May 5, 2022)

10.7+
Employment Agreement between John Hopkins and NuScale Power, LLC dated November 1, 2021 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4, filed on February 11, 2022)

	10.8+	Amendment No. 1 to Employment Agreement with John Hopkins effective May 2, 2022 (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on May 5, 2022)

10.9
Amended and Restated Master Services Agreement, dated September 2, 2020, between NuScale Power, LLC and Fluor Enterprises, Inc. as amended by the Amendment to Amended and Restated Master Services Agreement, dated September 21, 2020 (portions of this exhibit have been redacted) (incorporated by reference to Exhibit 10.15 to the annual report on Form 10-K filed on March 15, 2024)

10.10†
Assistance Agreement with the U.S. Department of Energy dated January 7, 2022 (portions of the agreement have been redacted) (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 filed on March 14, 2022)

10.11+	Form of Agreement to Terminate Employment Agreement, including Executive Change in Control Plan and Executive Severance Policy
10.12
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

10.15+	Executive Severance Policy
10.16+	Executive Change in Control Plan
10.17
Amendment No. 3 to Development Cost Reimbursement Agreement, dated February 28, 2023, between NuScale LLC and CFPP LLC (incorporated by reference to Exhibit 10.25 to the annual report on Form 10-K filed March 16, 2023)

10.18
Long Lead Material Reimbursement Agreement, dated February 28, 2023, between NuScale LLC and CFPP LLC (portions of this exhibit have been redacted) (incorporated by reference to Exhibit 10.26 to the annual report on Form 10-K filed March 16, 2023)

10.19
Sales Agreement, dated August 9, 2023, between NuScale Power Corporation, Cowen & Company, LLC, B. Riley Securities, Inc. and Canaccord Genuity LLC (incorporated by reference to Exhibit 1.1 to Form 8-K filed on August 10, 2023)

10.20
Master Services Agreement, dated April 29, 2019, between NuScale Power, LLC and Doosan Heavy Industries & Construction Co., Ltd. (portions of this exhibit have been redacted) (incorporated by reference to Exhibit 10.26 to the annual report on Form 10-K filed March 15, 2024)

10.21
Confidential Settlement and Release Agreement dated November 7, 2023, between NuScale Power, LLC and CFPP LLC (portions of this exhibit have been redacted) (incorporated by reference to Exhibit 10.27 to the annual report on Form 10-K filed March 15, 2024)

10.22
Master Services Agreement, dated January 25, 2021, between NuScale Power, LLC and Fluor Enterprises, Inc (incorporated by reference to Exhibit 10.28 to the annual report on Form 10-K filed March 15, 2024)

10.23
Task Order No.: R1MA-P2-OFS-90-K200, dated October 3, between the Company and Fluor Transworld Services, Inc., - (portions of this exhibit have been omitted) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 9, 2024)

10.24
Form of NuScale Power Corporation Stock Option Award Agreement under the NuScale Power Corporation 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 9, 2024)

10.25
Form of NuScale Power Corporation Restricted Stock Unit Agreement under the NuScale Power Corporation 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 9, 2024)

10.25
Sales Agreement, dated November 8, 2024, between NuScale Power Corporation, TD Securities (USA) LLC, UBS Securities LLC, B. Riley Securities, Inc. and Canaccord Genuity LLC (incorporated by reference to Exhibit 1.1 to Form 8-K filed on November 8, 2024)

19.1	Insider Trading Policy
19.2	Insider Trading Procedure

21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP independent registered accounting firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	NuScale Power Corporation Clawback Policy (incorporated by reference to Exhibit 97.1 to the annual report filed on March 15, 2024)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL).

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

NuScale Power Corporation

Date	By:	/s/ John Hopkins
March 3, 2025	Name:	John Hopkins
	Title:	Chief Executive Officer

Date	By:	/s/ R. Ramsey Hamady
March 3, 2025	Name:	R. Ramsey Hamady
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	POSITION	DATE
/s/ Alan L. Boeckmann	Chairman and Director	March 3, 2025
Alan L. Boeckmann

/s/ John Hopkins	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2025
John Hopkins

/s/R. Ramsey Hamady	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2025
R. Ramsey Hamady

/s/ Alvin C. Collins, III	Director	March 3, 2025
Alvin C. Collins, III

/s/ Kent Kresa	Director	March 3, 2025
Kent Kresa

/s/ Jim Breuer	Director	March 3, 2025
Jim Breuer

/s/ Kimberly O. Warnica	Director	March 3, 2025
Kimberly O. Warnica

/s/ Bum Jin Chung	Director	March 3, 2025
Bum Jin Chung

/s/ Shinji Fujino	Director	March 3, 2025
Shinji Fujino

/s/ Diana J. Walters	Director	March 3, 2025
Diana J. Walters

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NuScale Power Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NuScale Power Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2025 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue recognition on revenue contracts
Description of the Matter
As described in Note 3 and 12 of the consolidated financial statements, the Company identifies performance obligations within its contracts and recognizes revenue either at a point in time or over time depending on the nature of those performance obligations. Identifying the separate performance obligations within the revenue contracts and determining the amount of revenue that should be recognized involves judgment due to the unique and non-standard nature of the contracts the Company enters.

Auditing the Company’s application of the revenue recognition framework was especially challenging as it requires judgments related to the Company’s identification of performance obligations and determination of the timing of revenue recognition.

How We Addressed the Matter in Our Audit	To test the Company’s application of the revenue recognition framework including the identification of performance obligations and the timing of revenue recognition, including variable consideration, our audit procedures included, among others, reading significant contracts, evaluating key terms and conditions within the contracts to determine their accounting implications and evaluating management’s judgments around the identification of separate performance obligations within the revenue contracts and the timing of revenue recognition.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.

Portland, Oregon

March 3, 2025

NuScale Power Corporation
Consolidated Balance Sheets

(in thousands, except share and per share amounts)	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$401,556	$120,265
Short-term investments	40,000	—
Restricted cash	5,100	5,100
Prepaid expenses	3,377	19,054
Accounts and other receivables	21,104	10,127
Total current assets	471,137	154,546
Property, plant and equipment, net	2,421	4,116
In-process research and development	16,900	16,900
Intangible assets, net	704	882
Goodwill	8,255	8,255
Long-lead material work in process	43,388	36,361
Other assets	1,868	3,798
Total Assets	$544,673	$224,858
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$47,947	$44,925
Accrued compensation	7,330	8,546
Long-lead material liability	32,327	32,323
Other accrued liabilities	1,356	1,664
Deferred revenue	762	—
Total current liabilities	89,722	87,458
Warrant liabilities	—	5,722
Deferred revenue	181	898
Noncurrent liabilities	1,650	1,442
Total Liabilities	91,553	95,520

Stockholders' Equity
Class A common stock, par value $0.0001 per share, 332,000,000 shares authorized, 122,842,474, 76,895,166 and 69,353,019 shares issued and outstanding as of December 31, 2024, 2023 and 2022, respectively	12	8
Class B common stock, par value $0.0001 per share, 179,000,000 shares authorized, 154,254,663, 154,477,032 and 157,090,820 shares issued and outstanding as of December 31, 2024, 2023 and 2022, respectively	15	15
Additional paid-in capital	995,745	333,888
Accumulated deficit	(377,077)	(240,454)
Total Stockholders' Equity Excluding Noncontrolling Interests	618,695	93,457
Noncontrolling interests	(165,575)	35,881
Total Stockholders' Equity	453,120	129,338
Total Liabilities and Stockholders' Equity	$544,673	$224,858
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except share and per share amounts)	2024	2023	2022
Revenue	$37,045	$22,810	$11,804
Cost of sales	(4,937)	(18,961)	(7,317)
Gross margin	32,108	3,849	4,487
Research and development expenses	46,817	156,050	127,662
General and administrative expenses	75,901	65,404	55,307
Other expenses	48,115	57,960	51,513
Loss from operations	(138,725)	(275,565)	(229,995)
Sponsored cost share	6,884	61,031	72,514
Change in fair value of warrant liabilities	(222,999)	23,627	12,148
Interest income	8,388	10,792	3,760
Loss before income taxes	(346,452)	(180,115)	(141,573)
Foreign income taxes	1,935	—	—
Net loss	(348,387)	(180,115)	(141,573)
Net loss attributable to legacy NuScale LLC holders prior to Transaction	—	—	(31,155)
Net loss attributable to noncontrolling interests	(211,764)	(121,753)	(84,504)
Net Loss Attributable to Class A Common Stockholders	$(136,623)	$(58,362)	$(25,914)

Loss Per Share of Class A Common Stock:
Basic and Diluted	$(1.47)	$(0.80)	$(0.51)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	93,249,872	73,386,018	50,763,844
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	76,895	$8	154,477	$15	$333,888	$(240,454)	$35,881	$129,338
Equity-based compensation expense	—	—	—	—	13,642	—	—	13,642
Exercise of common share options and warrants and vested RSUs	24,198	2	—	—	456,499	—	—	456,501
Issuance of Class A common stock	21,527	2	—	—	204,646	—	—	204,648
Exchange of combined interests for Class A common stock	222	—	(222)	—	—	—	—	—
Rebalancing of ownership percentage for conversion of combined interest into Class A shares	—	—	—	—	(12,930)	—	12,930	—
Foreign income tax withholding to noncontrolling interests	—	—	—	—	—	—	(2,622)	(2,622)
Net loss	—	—	—	—	—	(136,623)	(211,764)	(348,387)
Balances at December 31, 2024	122,842	$12	154,255	$15	$995,745	$(377,077)	$(165,575)	$453,120

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
(in thousands)	Shares	Amount	Shares	Amount
Balances at December 31, 2022	69,353	$7	157,091	$16	$296,748	$(182,092)	$162,408	$277,087
Equity-based compensation expense	—	—	—	—	16,239	—	—	16,239
Exercise of common share options and warrants and vested RSUs	3,191	—	—	—	6,291	—	—	6,291
Issuance of Class A common stock	1,737	—	—	—	9,836	—	—	9,836
Exchange of combined interests for Class A common stock	2,614	1	(2,614)	(1)	—	—	—	—
Rebalancing of ownership percentage for conversion of combined interest into Class A shares	—	—	—	—	4,774	—	(4,774)	—
Net loss	—	—	—	—	—	(58,362)	(121,753)	(180,115)
Balances at December 31, 2023	76,895	$8	154,477	$15	$333,888	$(240,454)	$35,881	$129,338

The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)							Common Stock
	Mezzanine Equity		Convertible Preferred Units		Common Units		Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders' Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2021	6,000	$2,140	633,261	$819,694	9,074	$28,184	—	$—	—	$—	$—	$(781,620)	$—	$66,258
Exercise of common unit options	—	—	—	—	3,764	847	—	—	—	—	—	—	—	847
Repurchase of common units	—	—	—	—	(358)	(566)	—	—	—	—	—	—	—	(566)
Issuance of treasury units	—	—	—	—	12	20	—	—	—	—	—	—	—	20
Conversion of equity award to liability award	—	—	—	—	—	(50)	—	—	—	—	—	—	—	(50)
Equity-based compensation expense	—	—	—	—	—	1,359		—	—	—	7,972	—	—	9,331
Reverse recapitalization, net	(6,000)	(2,140)	(633,261)	(819,694)	(12,492)	(29,794)	41,971	4	178,397	18	220,606	656,597	280,113	307,850
Exercise of common share options and warrants	—	—	—	—	—	—	4,432	1	—	—	34,969	—	—	34,970
Issuance of earn-out shares upon triggering event	—	—	—	—	—	—	1,644	—	—	—	—	—	—	—
Conversion of combined interest into Class A shares	—	—	—	—	—	—	21,306	2	(21,306)	(2)	—	—	—	—
Rebalancing of ownership percentage for conversion of combined interest into Class A shares	—	—	—	—	—	—	—	—	—	—	33,201	—	(33,201)	—
Net loss attributable to legacy NuScale prior to Transaction	—	—	—	—	—	—	—	—	—	—	—	(31,155)	—	(31,155)
Net loss after the Transaction	—	—	—	—	—	—	—	—	—	—	—	(25,914)	(84,504)	(110,418)
Balances at December 31, 2022	—	$—	—	$—	—	$—	69,353	$7	157,091	$16	$296,748	$(182,092)	$162,408	$277,087

The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023	2022
OPERATING CASH FLOW
Net loss	$(348,387)	$(180,115)	$(141,573)
Adjustments to reconcile net loss to operating cash flow:
Depreciation	1,665	2,380	2,521
Amortization of intangibles	177	177	177
Equity-based compensation expense	13,642	16,239	9,331
Provision for credit losses	1,000	—	—
Change in fair value of warrant liabilities	222,999	(23,627)	(12,148)
Loss on disposal of property, plant and equipment	(122)	—	—
Impairment of intangible asset	71	797	—
Net noncash change in right of use assets and lease liabilities	(68)	(2,360)	2,385
Changes in assets and liabilities:
Prepaid expenses and other assets	16,413	(10,043)	(2,243)
Accounts receivable	(11,977)	1,072	(6,366)
Long-lead material work in process	(7,017)	(36,361)	—
Accounts payable and accrued expenses	5,717	18,246	2,987
Long-lead material liability	4	32,323	—
Lease liability	(1,612)	(1,701)	(1,504)
Deferred DOE cost share	—	—	(104)
Deferred revenue	45	42	(559)
Accrued compensation	(1,216)	(323)	(1,513)
Net Cash Used in Operating Activities	(108,666)	(183,254)	(148,609)
INVESTING CASH FLOW
Sale of short-term investments	25,000	50,000	—
Purchase of short-term investments	(65,000)	—	(50,000)
Insurance proceeds for property, plant and equipment	195	—	—
Purchases of property, plant and equipment	(44)	(1,725)	(2,332)
Net Cash (Used) Provided by Investing Activities	(39,849)	48,275	(52,332)
FINANCING CASH FLOW
Proceeds from the issuance of common stock, net of issuance fees	204,648	9,836	—
Proceeds from exercise of warrants	205,375	—	22,325
Proceeds from exercise of common share options	22,405	6,291	6,377
Foreign income tax withholding to NCI interests	(2,622)	—	—
Proceeds from Transaction, net	—	—	341,462
Payments of Transaction costs	—	—	(2,401)
Proceeds from exercise of common unit options	—	—	847
Repurchase of common units	—	—	(566)
Issuance of treasury units	—	—	20
Net Cash Provided by Financing Activities	429,806	16,127	368,064
Net Change in Cash, Cash Equivalents and Restricted Cash	281,291	(118,852)	167,123
Cash, cash equivalents and restricted cash:
Beginning of period	125,365	244,217	77,094
End of period	$406,656	$125,365	$244,217
Summary of noncash investing and financing activities:
Assumption of Transaction warrant liabilities	$—	$—	$47,532
Debt converted to equity	—	—	14,181
Warrants converted into equity	228,721	—	6,268
Conversion of equity options to liability award	—	—	50
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,224	$—	$—
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
Operations
The Company is commercializing a modular, scalable electric Light Water Reactor nuclear power plant, with 77 megawatt (gross) NPMs, using exclusive rights to a nuclear power plant design obtained from Oregon State University (“OSU”). The Company also uses the test facility at OSU through a technology transfer agreement. The following represents key milestones in the development of this technology:
•December 2016: Design Certification Application (“DCA”) completed
•January 2017: DCA submitted to the NRC
•March 2017: DCA accepted for review by the NRC
•August 2020: NRC issued the Final Safety Evaluation Report ("FSER")
•July 2023: SDA Application and associated licensing topical reports accepted for formal review by the NRC
The FSER represents the NRC’s completion of its technical review and approval of the NuScale SMR design. With this final phase of NuScale’s DCA now complete, customers may proceed with plans to develop NuScale SMR-based power plants with the understanding that the NRC has approved the safety aspects of the NuScale design. Based on the NRC’s published schedule for SDA Application review, we expect the NRC will complete its review and SDA approval to be received by the end of the 2025 fiscal year.
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

On January 5, 2024, NuScale announced a plan to reduce the Company’s workforce by 154 full-time employees, or 28%, in order to continue our transition from an R&D-based company to a commercial company. This resulted in a one-time charge of $3,236 during the year ended December 31, 2024, and is included in Other expenses on our consolidated income statement.

U.S. Department of Energy Funding
Beginning in 2014, the U.S. DOE has provided critical funding to NuScale through a series of cooperative agreements which support ongoing commercialization activities. The relevant agreements are discussed below.
U.S. Department of Energy NuScale SMR FOAK Nuclear Demonstration Readiness Project Completion (Award 8928)
In February 2020, NuScale LLC was awarded up to $350,000 under “SMR FOAK Nuclear Demonstration Readiness Project Completion” (“Award 8928”). This program is expected to complete all remaining licensing activities, first-of-a-kind engineering, supply chain development, testing and other required activities to have the NuScale SMR ready to enable timely client project deployment. The award consisted of NuScale cost share of $350,000 (50%) and government cost share of $350,000 (50%). Subsequently the award has been amended and DOE obligated $262,656, of which NuScale has collected a total of $262,655 through December 31, 2024, with no future obligations guaranteed.

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
2.Merger Transaction
Merger with Spring Valley

In December 2021, NuScale LLC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spring Valley Acquisition Corp. (“Spring Valley”) and Spring Valley Merger Sub, LLC (“Merger Sub”), a wholly owned subsidiary of Spring Valley. Pursuant to the Merger Agreement, Merger Sub merged with and into NuScale LLC (the “Merger”), with NuScale LLC surviving the Merger (the “Surviving Company”), Spring Valley being renamed NuScale Power Corporation, and NuScale LLC continuing to be held as a wholly controlled subsidiary of NuScale Corp in an “Up-C” structure. On May 2, 2022, the Merger and other transactions contemplated by the Merger Agreement (collectively the “Transaction”) was completed.

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

In connection with the Transaction:
•Each Convertible Preferred Unit of NuScale LLC was converted into common units using an exchange ratio, and each NuScale LLC common unit holder (including the holders of the previously converted Convertible Preferred Units) received a certain number of NuScale LLC Class B units and non-economic voting shares of NuScale Corp Class B common stock based on an exchange ratio. Holders of NuScale LLC Class B units have the right to exchange each Class B unit, together with the cancellation for no consideration of one share of NuScale Corp Class B common stock, par value $0.0001, for one share of NuScale Corp Class A common stock, par value $0.0001, or cash, subject to certain restrictions.
•Institutional and accredited investors purchased 23,700,002 shares of Class A common stock for an aggregate amount of $235,000.

The consummation of the Transaction resulted in NuScale LLC receiving cash equal to $341,500 and assuming Warrant liabilities valued at $47,500.

Tax Receivable Agreement

Substantially all the assets of the combined company are held by NuScale LLC, and NuScale Corp’s only assets are its equity interest in NuScale LLC and prepaid assets. NuScale Corp entered into a Tax Receivable Agreement (“TRA”) with NuScale LLC, each of the TRA Holders (as defined in the TRA), and Fluor, in its capacity as TRA Representative (as defined in the TRA). Pursuant to the TRA, NuScale Corp must pay 85% of the net cash tax savings from certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of any increases in tax basis and other tax benefits resulting from any exchange by the TRA holders of NuScale LLC Class B units and NuScale Corp Class B common stock for shares of Class A common stock or cash in the future.

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

As of December 31, 2024, there have been 24,142,048 Class B units exchanged (together with the cancellation for no consideration of an equal number of shares of NuScale Corp Class B common stock) for shares of Class A common stock. Associated with these exchanged units we have calculated an implied TRA obligation of $63,360 as of December 31, 2024.

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

Changes in Presentation

For the year ended December 31, 2023, $1,855 was reclassified out of Other expenses and into R&D expenses to conform to the current year presentation, while for December 31, 2022, amounts totaling $4,246 and $3,504 were reclassified out of G&A expenses and into R&D expenses and Other expenses, respectively.

For the year ended December 31, 2022, sponsored cost share totaling $177 that was previously included in Interest income has been reclassified to Sponsored cost share to conform to the current year presentation on the accompanying consolidated statements of operations. No such reclassifications were required for the 2023 fiscal year.

Subsequent Events

The Company follows the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 855, Subsequent Events, for disclosing subsequent events. These subsequent events are disclosed in note 4, note 14 and note 17, which are the footnotes they are applicable to.

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

Cash in the amount of $5,100 is restricted as collateral for the letter of credit associated with the Release Agreement with CFPP LLC at December 31, 2024 and December 31, 2023. Previous to that, the letter of credit was associated with the DCRA, which spanned multiple years requiring the amount be classified as a noncurrent asset at December 31, 2022. The Company expects the Release Agreement will be finalized during the 2025 fiscal year resulting in the related restricted cash being classified as a current asset, identified as Restricted cash on the consolidated balance sheet. The Restricted cash balance plus Cash and cash equivalents on the consolidated balance sheet equals cash, cash equivalents and restricted cash, as reflected in the consolidated statements of cash flows.

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Sales and Marketing Agreements

The Company has entered into various sales and marketing agreements pursuant to which we prepaid certain expenses to the counterparty. As of December 31, 2023, the balance of $15,000 is included in Prepaid expenses, on the accompanying consolidated balance sheet and was amortized monthly on a straight-line basis through the period ended December 31, 2024. As of December 31, 2024, the Company had no significant prepaid sales and marketing agreements.

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

Accounts receivable are presented net of allowance for credit losses. Management estimates an allowance for credit losses by evaluating customer-specific conditions, including adverse situations that may affect a customer’s ability to pay, as well as both microeconomic and macroeconomic factors.
In-process Research and Development
IPR&D represents incomplete research and development projects that had not reached technological feasibility as of their acquisition date in 2011. Due to the nature of IPR&D, the expected life is indefinite, and it will be evaluated periodically for attainment of technological feasibility or impairment. Technological feasibility is established when an enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features and technical performance requirements. IPR&D was concluded to include both fundamental and defensive technologies comprised of OSU-licensed and NuScale-owned patented and unpatented technology and trade secrets. Such technologies are designed to work together in the operation of a nuclear power module.
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
Revenue Recognition
In addition to advancing the commercialization of its SMR, the Company provides engineering and licensing services, while also charging licensing fees to customers.
The Company recognizes fixed price contract revenue with multiple performance obligations as each obligation is completed. The Company allocates the transaction price to each performance obligation using an estimate of the stand-alone selling price of each distinct service in the contract. For performance obligations satisfied at a point in time we recognize revenue when delivery of the promised good has occurred or the service has been rendered. For performance obligations satisfied over time we use the cost to cost input method to estimate the amount to recognize. Revenue recognized on contracts that has not been billed to customers is classified as a current asset under Accounts and other receivables on the consolidated balance sheet. Amounts billed to clients in excess of revenue recognized are classified as a current liability under Deferred revenue.
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

Sponsored Cost Share

As our commercialization activities advance, we have continued to enter into cost share agreements with various entities, including both governmental and private, under which the Company is reimbursed for specific R&D activities. As of December 31, 2024, these entities include DOE, United States Department of State and United States Trade and Development Agency (combined as “USG”), CFPP LLC and RoPower Nuclear S.A (“RoPower”).

Since 2014, the DOE has provided critical funding to the Company through a series of cooperative agreements that support ongoing commercialization activities. During the years ended December 31, 2024, 2023 and 2022, DOE cost share totaled $342, $29,320 and $72,337, respectively.

Beginning in 2021, the Company partnered with USG to develop SMRs in foreign markets. Under USG’s technical assistance grant programs, we receive cost share commitments to support licensing work in these foreign markets, one of which is additionally supported by RoPower. During the years ended December 31, 2024, 2023 and 2022, USG cost share totaled $6,204, $23,828 and $177, respectively.

Finally, we received subrecipient cost share from CFPP LLC under a contract between the DOE and UAMPS for R&D performed. Under this agreement we received cost share of $338 and $7,883 for the years ended December 31, 2024, and 2023, respectively, with no such subrecipient cost share earned prior to this year. No future amounts are expected, as the agreements between NuScale and CFPP LLC have been suspended and wind down procedures initiated.
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
The carrying amount of certain financial instruments, including short-term investments, prepaid expenses and deposits, accounts payable and accrued expenses approximates fair value due to their short maturities.

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
Goodwill
Goodwill is the excess of the purchase price paid over the fair value of the net assets of a business acquired in a purchase business combination. Goodwill is not amortized but is reviewed for impairment annually, on the first day of the fourth quarter, or whenever events or changes in circumstances arise during the year that indicate the carrying amount of goodwill may not be recoverable. Impairment exists when the carrying amount of the reporting unit exceeds its fair value and an impairment loss is recognized.
Warrant Liability

The Company accounted for the Warrants in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, under which the Warrants did not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classified the Warrants as liabilities at their fair value and adjusted the Warrants to fair value at each reporting period. This liability was subject to re-measurement at each balance sheet date until exercised or redeemed, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of the Warrants had been estimated using the Public Warrants’ quoted market price.

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

Equity-based compensation is recorded as a General and administrative expense and Other expense in the consolidated statements of operations.
Research and Development
R&D expenses represent costs incurred for designing and engineering products, including the costs of developing design tools. All research and development costs related to product development are expensed as incurred.

Advertising and Marketing

Advertising costs are expensed as incurred and are recognized as a component of general and administrative expenses on the consolidated statements of operations. Advertising costs expensed were approximately $19,976, $14,617 and $7,340 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASU”) issued by the FASB.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures.

NuScale adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. The adoption of 2023-07 did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures. Refer to Note 11 for further information on NuScale’s reportable segment.

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU’s amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that adoption of ASU 2023-09 will have on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. Qualitative disclosures about any remaining amounts in relevant expense line items must be provided. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact that adoption of ASU 2024-03 will have on our consolidated financial statements.
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

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)

	As of and for the year ended December 31,		As of and for the period from May 2, 2022 through December 31, 2022
	2024	2023
NuScale Corp Class A common stock
Beginning of period	76,895,166	69,353,019	41,971,380
Exchange of combined interests into Class A common stock	222,369	2,613,788	21,305,891
Issuance of Class A common stock	21,527,146	1,737,378	—
Vesting or exercise of equity awards	24,197,793	3,190,981	4,431,824
Vesting of earn out shares	—	—	1,643,924
End of period	122,842,474	76,895,166	69,353,019

NuScale LLC Class B units (NCI)
Beginning of period	154,477,032	157,090,820	178,396,711
Exchange of combined interests into Class A common stock	(222,369)	(2,613,788)	(21,305,891)
End of period	154,254,663	154,477,032	157,090,820

Total
Beginning of period	231,372,198	226,443,839	220,368,091
Issuance of Class A common stock	21,527,146	1,737,378	—
Vesting or exercise of equity awards	24,197,793	3,190,981	4,431,824
Vesting of earn out shares	—	—	1,643,924
End of period	277,097,137	231,372,198	226,443,839

The ownership percentages of the controlling and noncontrolling interests are as follows:

	As of and for the year ended December 31,		As of and for the period from May 2, 2022 through December 31, 2022
	2024	2023
NuScale Corp Class A common stock
Beginning of period	33.2%	30.6%	19.0%
End of period	44.3%	33.2%	30.6%

NuScale LLC Class B units (NCI)
Beginning of period	66.8%	69.4%	81.0%
End of period	55.7%	66.8%	69.4%

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

Members’ Equity of NuScale LLC

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)

Prior to the Transaction, NuScale LLC issued equity consisting of common units and convertible preferred units (“CPU”s). Each common unit was entitled to one vote, while holders of CPUs had voting rights equivalent to the number of CPUs held multiplied by a common equivalent ratio, as defined, which was set at 100% at the time of the Company’s recapitalization in 2011. The CPUs had a 10.0% cumulative preferred return per year compounded quarterly on the unreturned preferred capital, beginning on the date such CPU was issued. In addition, NuScale LLC had mezzanine equity.

As consideration for the reverse recapitalization, 178,396,711 shares of NuScale Corp’s Class B common stock were issued. Simultaneously, all NuScale LLC units and CPUs outstanding were reclassified to Class B common stock and additional paid-in capital at carrying value, including NuScale LLC units previously presented as mezzanine equity. In addition, the accumulated preferred return was nullified upon conversion.

Loss Per Share

Basic loss per share is based on the weighted-average number of shares of Class A common stock outstanding during the period. Diluted loss per share is based on the average number of shares of Class A common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of RSUs and Stock Options, if any, using the “treasury stock” method and for all other interests that convert into potential shares of Class A common stock, if any, using the “if converted” method. Net loss attributable to Class A common stockholders for diluted loss per share is adjusted for the Company’s share of NuScale LLC’s net loss, net of NuScale Corp taxes, after giving effect to all other interests that convert into potential shares of Class A common stock, to the extent it is dilutive. In addition, net loss attributable to Class A common stockholders for diluted loss per share is adjusted for the after-tax impact of changes to the fair value of warrant liabilities, to the extent the Company’s Warrants are dilutive.

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

	As of and for the year ended December 31,		As of and for the period from May 2, 2022 through December 31, 2022
	2024	2023
Net loss attributable to Class A common stockholders	(136,623)	(58,362)	(25,914)
Weighted-average shares for basic and diluted loss per share	93,249,872	73,386,018	50,763,844
Basic and Diluted loss per share of Class A common stock	$(1.47)	$(0.80)	$(0.51)
Anti-dilutive securities excluded from shares outstanding:
Class B common shares	154,254,663	154,477,032	157,090,820
Stock options	6,365,141	9,565,211	12,224,783
Warrants	—	18,458,701	18,458,703
Time-based RSUs	5,006,880	3,255,317	2,140,651
Total	165,626,684	185,756,261	189,914,957

On November 8, 2024, NuScale entered into a new Sales Agreement with TD Securities (USA) LLC, UBS Securities LLC, B. Riley Securities, Inc. and Canaccord Genuity LLC as sales agents under which the Company may offer and sell shares of our Class A common stock, having an aggregate sales price of up to $200,000 (“ATM Program”). During the year ended December 31, 2024, the Company issued and sold 3,264,524 shares of Class A common stock for the gross and net

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
proceeds of $71,162 and $69,218, respectively. As of December 31, 2024, we have 21,735,476 shares of Class A common stock, at an aggregate sales price up to $128,838, eligible for sale under the ATM Program.

Previous to the current ATM Program, the Company fully utilized a similar agreement under which the Company offered and sold 20,000,000 shares of the Company’s Class A common stock. During the year ended December 31, 2024, the Company issued and sold 18,262,622 shares of Class A common stock for the gross and net proceeds of $138,956 and $135,480, respectively, while during the year ended December 31, 2023, the Company issued and sold 1,737,378 shares of Class A common stock for the gross and net proceeds of $10,356 and $9,836, respectively.

During the year ended December 31, 2024, the weighted average price of Class A common shares sold equated to $9.76 per share.

Subsequent to December 31, 2024, the Company issued and sold 4,548,127 shares of Class A common stock for the gross and net proceeds of $102,416 and $99,855, respectively, under the ATM Program.

5. Warrant Liabilities

On November 19, 2024, the Company provided notice in accordance with its Warrant Agreement dated November 23, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent, of the redemption of all Warrants outstanding as of 5:00 p.m., New York City time, on December 19, 2024 (the “Redemption Time”). As of the Redemption Time, 599,440 Warrants were outstanding and were redeemed by NuScale for $0.01 per Warrant.

During the year ended December 31, 2024, Warrant holders exercised 17,859,261 Warrants for Class A common shares and $205,375 in cash, while during the year ended December 31, 2023, there were only nominal exchanges and 18,458,701 Warrants outstanding at year end. During the period from May 2, 2022, through December 31, 2022, 1,941,297 Warrants were exercised for Class A common shares and $22,325 in cash. There were no Warrants outstanding as of December 31, 2024.
6.Fair Value Measurement
Our Warrants were accounted for as liabilities pursuant to ASC 815-40 and were measured at fair value as of each reporting period. Changes in fair value of the Warrants are recorded in the statements of operations each period. As discussed in Note 5, Warrant Liabilities, no Warrants are outstanding as of December 31, 2024. The following table represents the Company’s financial liabilities measured at fair value on a recurring basis for the previous year:

(in thousands)	Level 1	Level 2	Level 3	Total
Warrant Liabilities:
Public Warrants	2,963	—	—	2,963
Private Placement Warrants	—	2,759	—	2,759
Total Warrant Liabilities as of December 31, 2023	2,963	2,759	—	5,722
7.Accounts and Other Receivables
Accounts and other receivables include reimbursement requests outstanding from the sponsored cost share awards, interest receivable and commercial accounts receivable associated with other federal projects. The DOE reimbursement requests are recognized as eligible costs are incurred. Reimbursement under the awards is recognized as award funds are obligated, and are included in Sponsored cost share in the consolidated statements of operations. As of December 31, 2024, and 2023, interest receivable of $1,398 and $318, respectively, was outstanding.
As of December 31, 2024, the Company recorded $1,000 in allowance for credit losses, with no allowance for the previous years reported herein. The current allowance was recorded as a result of new discussions between management and one customer, whereby the customer informed the Company that certain invoices were not likely to be paid due to a lack of

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
funding. There have been no recoveries or write off of accounts receivable in the current year. The allowance of credit loss on remaining accounts receivable balances is immaterial.
8. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	As of December 31,
	2024	2023
Furniture and fixtures	$27	$27
Office and computer equipment	5,050	7,274
Software	11,855	14,102
Test equipment	1,165	1,165
Leasehold improvements	2,189	2,293
	20,286	24,861
Less: Accumulated depreciation	(17,909)	(20,745)
Add: Assets under development	44	—
Net property, plant and equipment	$2,421	$4,116
Depreciation of property, plant and equipment for the years ended December 31, 2024, 2023 and 2022 was $1,665, $2,380 and $2,521, respectively. Depreciation in the amount of $318 and $1,347 is included in G&A expenses and Other expense, respectively, for the 2024 fiscal year, $520 and $1,860, respectively, for the 2023 fiscal year and $770 and $1,751, respectively, for the 2022 fiscal year.
9. DCRA, LLM Agreement and Release Agreement
During the first quarter of 2023, we entered into the LLM Agreement with CFPP LLC. Related to this contract, the Company has subcontracted for the purchase of certain long-lead materials (“LLM”) in the amount of $55,700, that were to be used in fabrication of the NPMs as part of the DCRA with CFPP LLC. However, in November 2023, NuScale and CFPP LLC entered into the Release Agreement whereby the DCRA and LLM Agreement would be suspended, while wind down procedures and the ultimate disposition of the long-lead materials would be negotiated between the Company, CFPP LLC and DOE. As part of the Release Agreement, NuScale was required to pay $49,769 to CFPP LLC and provide a letter of credit in the amount of $5,000 for demobilization and wind down costs. This letter of credit is collateralized by $5,100 and included in the accompanying consolidated balance sheet as Restricted cash as of December 31, 2024 and 2023.

Upon final settlement of the LLM Agreement, and once DOE is compensated for its investment in the LLM (stemming from DOE’s funding under its cost share agreement with CFPP LLC), NuScale will obtain all rights and obligations of the LLM. As a result of DOE’s investment in the LLM, as of December 31, 2024 and 2023, NuScale has included a Long-lead material liability on the accompanying consolidated balance sheet in the amount of $32,327 and $32,323, respectively, for the estimated cost to gain 100% of the LLM, once completed. The LLM represents in-process inventory recorded at cost and is identified as Long-lead material work in process on the consolidated balance sheet in the amount of $43,388 and $36,361 as of December 31, 2024 and 2023, respectively.
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
Under the initial PLA, NuScale LLC granted OSU 2,750,000 NuScale LLC common units valued at a weighted average price per unit of $0.25 determined on their respective grant date. Additionally, under the updated agreement, NuScale LLC granted OSU 3,250,000 NuScale LLC common units valued at $0.45 per unit on the grant date, resulting (in addition to the cash payment of $1,000) in a value assigned to the patents of $2,462 which is being amortized on a straight-line basis over the remaining life of the patents which is estimated to be through 2034. The gross carrying amount of the patents was $2,462 for each year included in our consolidated balance sheet herein. The accumulated amortization for the years ended December 31, 2024, 2023 and 2022 are $1,757, $1,580 and $1,403, respectively. Estimated amortization expense for each of the five succeeding years is expected to be $177 per year.
Accordingly, as of December 31, 2021, the 6,000,000 NuScale LLC common units subject to possible redemption are presented as mezzanine equity, outside of Member’s Equity. Upon consummation of the Transaction, these 6,000,000 NuScale LLC common units were converted into NuScale LLC Class B units and an equivalent number of shares of NuScale Corp Class B common stock were issued and are now included in consolidated statement of changes in stockholders’ equity.
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
11. Segment Information
The Company presently operates in one business segment, the commercialization of a modular, scalable electric Light Water Reactor nuclear power plant, with 77 megawatt (gross) NPMs. In the future the Company also plans to generate revenue by providing critical services, such as start-up and testing and nuclear fuel and refueling services, over the life cycle of each power plant. However, at the Company’s current stage, all significant revenue generated to date arises from engineering and licensing fees and services provided to potential customers, with the end goal of selling NPMs.

The Company has determined that its Chief Executive Officer (“CEO”), Chief Commercial Officer (“CCO”) and Chief Financial Officer (“CFO”) are its chief operating decision makers (“CODM”). During the 2024 fiscal year these individuals made decisions on resource allocation, assess performance of the business and monitor budget versus actual results using Net loss, which is provided in the accompanying statements of operations. These measures are used to allocate resources for business activities on a consolidated basis as the Company operates in one reportable segment. The Company does not use a measure of segment assets in its decision making. When evaluating how to allocate resources, CODMs primarily focus on salaries and wages, which are the significant expenses within Loss from operations and Net loss. Salaries and wages, totaled $69,130, $93,861 and $74,626 for the years ended December 31, 2024, 2023 and 2022, respectively and are included in all three of the Company’s operating expense line items on the consolidated statements of operations.
12. Revenue

As described above in note 3, the Company generally recognizes revenue either at a point in time or over time depending on the nature of the performance obligations within the contracts. As the Company moves towards commercialization of a

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
modular, scalable electric Light Water Reactor nuclear power plant, it enters into engineering, design, and licensing services contracts to assist in the development of nuclear power plants that are often unique and non-standard in nature. Identifying the separate performance obligations with the revenue contracts and determining the amount of revenue that should be recognized involves judgment due to the unique and non-standard nature of the contracts the Company enters into.

During the fourth quarter of 2024, NuScale executed a contract with Fluor, to provide sub-contract engineering and design services to support the Doicesti project FEED Phase 2. The contract has a stated contract value of $35,300. Due to a termination clause within the contract, the Company will recognize revenue over time to the extent work is performed. As required by GAAP, we constrain any portion of revenue that we do not expect to recover. We are entitled to all work performed and recognized to date under the termination clause.

NuScale has also executed contracts that include variable consideration. The variable consideration is recognized subject to appropriate constraints, as required by GAAP, to avoid a significant reversal of revenue in future periods. Management reviews the Company’s variable consideration on at least a quarterly basis. At December 31, 2024, the Company has estimated variable consideration outstanding of $5,000, all of which is expected to be recognized during 2025.
Revenue is disaggregated below by the different services currently provided by the Company:

	For the Twelve Months Ended December 31,
	2024	2023	2022
Power Plant and NPM related services	$36,161	$21,120	$10,843
Energy Exploration Centers	473	673	253
Other	411	1,017	708
Total	$37,045	$22,810	$11,804
13. Employee Benefits
401(k) Plan
The Company sponsors a defined contribution 401(k) Plan with Company contributions to be made at the sole discretion of the management. Under the provisions of the 401(k) Plan, the Company matches the employees’ contributions for the first 3% of compensation and matches 50% of the employees’ contributions for the next 2% of compensation. The expense for the 401(k) Plan was $2,098, $2,691 and $2,511 for 2024, 2023 and 2022, respectively.
14. Equity-Based Compensation
The total compensation expense recognized for common share options and time-based RSU awards during the years ended December 31, 2024, 2023 and 2022 was $13,642, $16,239 and $10,821, respectively. For the year ended December 31, 2024, equity-based compensation of $6,581 was included in G&A expense and $7,061 was included in Other expense, compared to $6,509 and $9,730, respectively, for the year ended December 31, 2023, and $5,197 and $5,624, respectively, for the year ended December 31, 2022.

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

Under the Company’s 2022 LTIP, the Company granted both RSUs and common share options (“Share Options”) to employees during the year ended December 31, 2024. The Share Options become exercisable, and RSUs vest, one-third after each year of consecutive service over the three year period from the date of the award. New independent Directors receive a one-time award that vests quarterly over three years, while independent Directors receive an annual award that vests quarterly over one year.

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

The Company measures the fair value of each share option grant at the date of grant using a Black-Scholes option pricing model.

Stock Options

The following table summarizes the stock options activity as of and for the period ended December 31, 2024:

		Weighted Average	Aggregate
Share Options	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at December 31, 2023	9,565,211	$4.09	$307
Granted	2,909,375	$3.20	$—
Exercised	(5,214,202)	$4.30	$43,226
Forfeited	(636,728)	$3.35	$—
Expired	(258,515)	$6.24	$—
Outstanding at December 31, 2024	6,365,141	$3.90	$89,280
Exercisable at December 31, 2024	3,253,332	$4.45	$43,842
Vested and Expected to Vest at December 31, 2024	6,365,141	$3.90	$89,280

The total fair value of options that vested during 2024, 2023 and 2022 was $1,063, $3,213 and $3,673, respectively. The weighted average remaining contractual term for all options outstanding at December 31, 2024 was 5.9 years and the remaining weighted average contractual term of options exercisable was 4.0 years. The weighted-average grant date fair value of options granted for the year ended December 31, 2024 and 2022 was $3.20 and $6.29, respectively, while no options were granted during the 2023 fiscal year. The 2022 awards were granted under the Legacy Plan and required their fair value be adjusted using the exchange ratio. Prior to the Transaction, the 2022 options had no intrinsic value. Cash received for the exercise of stock options for the years ended December 31, 2024, 2023 and 2022 totaled $22,405, $6,291

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
and $7,224, respectively. Total unrecognized stock option expense as of December 31, 2024 was $3,885 with a weighted-average period over which it is expected to be recognized of 1.1 years.

The assumptions used in determining the fair value of options granted during the years ended 2024 and 2022 are below, while no options were granted during the 2023 fiscal year:

	2024	2022
Risk-free interest rate	4.26%	1.44%
Expected dividend yield	NA	NA
Expected option life	6.00 years	6.25 years
Expected price volatility	75.37%	73.98%
Time-based RSUs
The following table summarizes the activity of our time-based RSUs as of and for the year ended, December 31, 2024:

		Weighted Average
Time-based RSUs	Number of RSUs	Grant-Date Fair Value
Outstanding at December 31, 2023	3,255,317	$10.02
Granted	4,685,747	3.33
Vested	(1,119,972)	9.89
Forfeited/Expired	(1,814,212)	6.79
Outstanding at December 31, 2024	5,006,880	$4.95
The fair value of the RSUs that vested during the year ended December 31, 2024 and 2023 totaled $11,072 and $6,016 with only a nominal value in 2022. Total unrecognized RSU expense as of December 31, 2024, was $15,738 with a weighted-average period over which it is expected to be recognized of 0.9 years.

On February 28, 2025, under the Company’s 2022 long-term incentive plan, the Board of Directors approved 1,611,357 employee time-based RSU awards, with an aggregate fair value of $27,699, that vest one-third annually starting in February 2026 for a period of three years.

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

15. Income Taxes
As of December 31, 2024, NuScale Corp holds 44.3% of the economic interest in NuScale LLC, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, NuScale Power, LLC is itself generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. NuScale Power Corp is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of NuScale

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Power, LLC. For the days and periods prior to the Transaction, NuScale Power, LLC was a partnership. As such, its net taxable loss and any related tax credits were allocated to its members.

The Company incurred $1,935 in foreign withholding tax expense for the year ended December 31, 2024, while incurring no income tax expense for the 2023 and 2022 fiscal years. Of this amount, the majority of the income tax expense was incurred in the country of Romania, with only a nominal amount paid to a separate foreign taxing authority. NuScale has not incurred any domestic income tax expense in any year included herein.

A reconciliation of income tax expense with amounts computed at the federal statutory tax rate is as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023

Computed tax (21%)	$(72,755)	$(37,824)
Income tax benefit attributable to NCI	$43,902	$25,568
Change in valuation allowance	$11,050	$20,048
State income tax benefit, net of effect on federal tax	$(1,700)	$(2,831)
Non-deductible loss on warrants	$19,259	$—
Foreign withholding taxes	$1,935	$—
Other, net (none in excess of 5% of computed tax)	$244	$(4,961)
Income tax expense	$1,935	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Non-current deferred tax assets (liabilities) were as follows:

Deferred Taxes	Year Ended December 31, 2024	Year Ended December 31, 2023
Deferred Tax Assets:
Investment in NuScale Power LLC	$219,197	$142,472
Net operating loss and credit carryforwards	$30,035	$11,919
Capital loss	$69	$—
Accrued Expenses	$203	$62
Stock Compensation	$17	$7
Total deferred tax assets	$249,521	$154,460
Valuation allowance	$(249,521)	$(154,460)
Total	$—	$—

Deferred Tax Liabilities (none noted)

Net deferred tax asset	$—	$—

The Company has assessed the realizability of the net deferred tax assets, and in that analysis, has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, the Company considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by NuScale Power, LLC over the three year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. After consideration

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
of all these factors, the Company has recorded a full valuation allowance against the deferred tax assets at NuScale Power Corp as of the Transaction and as of December 31, 2024, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances. The initial recognition of the Company’s deferred tax assets and valuation allowance in connection with the Transaction was recorded to “Additional paid-in capital” on the consolidated balance sheet. As noted above, the valuation allowance completely offset the deferred tax assets of NuScale Power Corp, which resulted in a net zero impact to the Company’s consolidated balance sheet as of the Transaction.

As of December 31, 2024, the Company had tax effected U.S. federal net operating loss (“NOL”) and credit carryforwards totaling $25,415, which do not expire, as well as state NOL carryforwards totaling $4,620, which have various expiration dates extending through 2042. Under IRC Section 382, when a corporation undergoes an ownership change, its capacity to utilize historic net operating loss carryforwards against post-change taxable income or tax liability might be limited. Based on the number of Class A common shares sold and the exercise of the Warrants during the 2024 fiscal year, it is likely that the Company does have a limitation under IRC Section 382. Although the impact is still being evaluated, if an ownership change occurred in 2024, it is likely that the amount of NOL that could be deducted in each subsequent year would be reduced.

The Company recognizes the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the extent the Company’s assessment of such tax positions changes, the change in estimate will be recorded in the period in which the determination is made. As of December 31, 2024, the Company has not recorded any uncertain tax positions, as well as any accrued interest and penalties on the consolidated balance sheet. During the year ended December 31, 2024, the Company did not record any interest and penalties in the consolidated statements of operations.

The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state, and local income tax returns are currently under examination by the respective taxing authorities.
16. Related Party Transactions
From time to time, the Company enters into strategic agreements with Fluor, whereby Fluor or NuScale perform services for one another. For the years ended December 31, 2024, 2023 and 2022, NuScale incurred expenses for services by Fluor of $4,074, $32,875 and $31,289, respectively. While NuScale had owed no amounts to Fluor as of December 31, 2024, as of December 31, 2023, NuScale owed Fluor, as Accounts payable and accrued expenses on the consolidated balance sheet, amounts totaling $4,080. For the years ended December 31, 2024, 2023 and 2022, NuScale earned revenue from Fluor of $4,225, $16,897 and $8,550, respectively. As of December 31, 2024 and 2023, Fluor owes NuScale $3,655 and $2,642, respectively, amounts which are included in Accounts and other receivables on the consolidated balance sheet.
For the years ended December 31, 2024, 2023 and 2022, revenue earned from Fluor accounted for 11.4%, 74.1% and 72.4%, respectively, of total revenue.

17. Commitments and Contingencies

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

On September 19, 2022, thirteen purported members and/or option holders of NuScale LLC filed suit in the U.S. District Court for the District of Oregon against NuScale LLC, Fluor Enterprises, Japan NuScale Innovation, Inc., and Sargent & Lundy Holdings, LLC. The plaintiffs purport to represent a class of individuals who held common units or options to purchase common units in NuScale LLC and seek declaratory relief and damages based on breach of contract and other common law claims. The claims in the complaint are based on amendments to the operating agreement of NuScale LLC in connection with NuScale LLC’s combination with Spring Valley Acquisition Corp. On November 21, 2022, NuScale LLC, along with the other defendants, filed motions to dismiss. Plaintiffs filed a response on January 17, 2023, and NuScale LLC

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
and the other defendants filed a reply on February 14, 2023. A hearing on the motions to dismiss was held on May 17, 2023. On August 3, 2023, the Magistrate Judge issued a report and recommendation that recommended that NuScale LLC’s motion to dismiss be denied. On August 17, 2023, NuScale LLC filed an objection to this report and recommendation. On November 13, 2023, the District Court Judge entered an order accepting the report and recommendation. On December 8, 2023, plaintiffs filed a motion for leave to amend their complaint, and on June 23, 2024, the Court denied this motion. Subsequent to year end, on February 13, 2025, the parties resolved the lawsuit and the complaint has been dismissed with prejudice.

Multiple shareholder class action lawsuits were filed in the U.S. District Court for the District of Oregon against the Company and certain of its current or former officers, namely John Hopkins, Chris Colbert, Robert Hamady and Clayton Scott: (1) Sigman v. NuScale Power Corp., et al. (Case No. 23-1689, filed November 15, 2023), and (2) Ryckewaert v. NuScale Power Corp., et al. (Case No. 23-1956, filed December 26, 2023). These lawsuits assert virtually identical allegations and claims and were consolidated before the same judge on February 2, 2024. The lawsuits assert claims under the federal securities laws and allege that the Company and members of management made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations and prospects, and specifically about certain of the Company’s agreements with customers. The Court appointed a lead plaintiff and lead counsel, and plaintiffs filed an amended complaint on April 18, 2024 that makes similar allegations as the original complaints. Defendants’ filed a motion to dismiss on June 17, 2024, and plaintiff filed a brief in opposition on August 1, 2024. Shortly thereafter, plaintiffs indicated they intended to seek leave to file a Second Amended Complaint to add allegations relating to the Company’s disclosure about the SEC inquiry disclosed in this Quarterly Report on Form 10-Q under Part II – Other Information, Item 1. Legal Proceedings. Defendants consented to plaintiffs’ request to amend, with the express caveat that defendants believed the proposed amendment to be futile and defendants would move to dismiss any Second Amended Complaint, including any new allegations. On September 20, 2024, plaintiffs filed the Second Amended Complaint, and on November 1, 2024, defendants moved to dismiss. Plaintiffs responded to Defendants’ motion to dismiss on December 17, 2024, and Defendants filed a reply in support of their motion to dismiss on January 24, 2025. The motion is now pending and awaiting a decision. While no assurance can be given as to the ultimate outcome of this matter, the Company does not believe it is probable that a loss will be incurred and the Company has not recorded any liability as a result of these actions.

On December 10, 2024, a purported class action lawsuit titled Tucker v. NuScale Power Corporation, et al., Case No. 2024-1272-NAC (Del. Ch. Ct.) was filed in the Court of Chancery of the State of Delaware. The lawsuit names the Company, eight current board members and one former board member as defendants. The lawsuit broadly alleges that the Company’s corporate opportunity waiver provision contained in the Company’s Certificate of Incorporation is overbroad and impermissibly waives certain fiduciary duties in contradiction to state statutory law. The named plaintiff seeks injunctive and declaratory relief, certification as class representative, and costs, fees and damages for a to-be certified class of plaintiffs. This lawsuit is in its early stages.

In December 2023, the Company received a voluntary request from the SEC’s Denver Regional Office for information relating to its employment, severance, and confidentiality agreements. The Company has responded to those requests and intends to fully cooperate with the SEC. The Company cannot predict the timing or outcome of the SEC’s investigation at this time.

In connection with DOE and UAMPS Award 8935, DOE designated NuScale as a subrecipient to UAMPS for the production of NPM 1, while classifying NuScale as a contractor or subcontractor for NPMs 2-12. As part of DOE’s classification of NuScale as a contractor or subcontractor for NPMs 2-12, DOE noted that should NuScale fail to initiate commercial operation of NPM 1, DOE has the right to demand repayment of the fees invoiced for NPMs 2-12. We have established a LLM liability on the consolidated balance sheet associated with this right in the amount of $32,327.

On December 20, 2024, NuScale entered into a purchase commitment for additional material to support the development of future NPMs in the amount of $69,289. Under this commitment, the Company will pay $24,251 during the 2025 fiscal year, $34,645 during the 2026 fiscal year and $10,393 during the 2027 fiscal year.
Effective January 1, 2025, the Company entered into sales and marketing agreements in the amount of $34,800 for services to be performed ratably over the 2025 fiscal year.

From time to time, NuScale enters into technical assistance grant programs with the United States Trade and Development Agency (“USTDA”), whereby the Company receives cost share commitments to support licensing work in foreign markets. Under these programs, NuScale has agreed to pay the USTDA a certain percentage of all revenue earned in a geographic

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
area or associated with a specific contract. Should NuScale earn revenue under the guidelines of these programs, the Company could owe the USTDA for funds previously received, or up to $7,363.