Form 10-Q
period 2025-03-31
NUSCALE POWER Corp
filed 2025-05-12
CIK 1822966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 133,386,513 Class A common shares, $0.0001 par value, and 151,006,371 Class B common shares, $0.0001 par value, outstanding as of May 5, 2025.

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
• “ENTRA1” refers to ENTRA1 Energy LLC.
• “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.
• “Fluor” refers to Fluor Enterprises, Inc., a California corporation, which is wholly owned by Fluor
Corporation (NYSE: FLR).
• “GAAP” referes to United States Generally Accepted Accounting Principles.
• “G&A” expenses refers to general and administrative expenses.
• “IPO” refers to the initial public offering of Spring Valley, which closed on November 27, 2020.
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
• “Release Agreement” refers to the Confidential Settlement and Release Agreement, dated November 7, 2023, entered into between NuScale Power, LLC and CFPP LLC.
• “SEC” refers to the U.S. Securities and Exchange Commission.
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
• “UAMPS” refers to the Utah Associated Municipal Power Systems.
• “Warrants” refers collectively to the Public Warrants and the Private Placement Warrants.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended by the Private Securities Litigation Reform Act of 1995, that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding our financial position and business strategy and the expectations, beliefs, intentions, plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “continue,” “could,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “will,” “would,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:
•our need for and ability to obtain additional equity financing or other sources of funding;
•our financial and business performance, including financial projections and business metrics;
•our expectations regarding obtaining regulatory approvals, and the timing thereof, to deploy our SMRs in the United States and abroad;
•forecasts regarding end-customer adoption rates and demand for our products in markets that are new and rapidly evolving;
•macroeconomic conditions;
•developments and projections relating to our partners, competitors and industry;
•limitations on the effectiveness of our controls and procedures and our remediation plans related thereto;
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

Important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, are described in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”). If one or more of those risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results may vary in material respects from those projected in those forward-looking statements. There may be additional risks that we currently consider immaterial, or which are unknown. It is not possible to predict or identify all such risks. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. No person should take any statement regarding past trends or activities as a representation that the trends or activities will continue in the future.

Part I - Financial Information
Item 1. Financial Statements
NuScale Power Corporation
Condensed Consolidated Balance Sheet

(in thousands, except share and per share amounts)	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$491,422	$401,556
Short-term investments	30,000	40,000
Restricted cash	5,100	5,100
Prepaid expenses	3,553	3,377
Accounts and other receivables, net	13,338	21,104
Total current assets	543,413	471,137
Property, plant and equipment, net	2,284	2,421
In-process research and development	16,900	16,900
Intangible assets, net	660	704
Goodwill	8,255	8,255
Long-lead material work in process	44,987	43,388
Other assets	1,599	1,868
Total Assets	$618,098	$544,673
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$47,609	$47,947
Accrued compensation	5,605	7,330
Long-lead material liability	32,327	32,327
Other accrued liabilities	1,141	1,356
Deferred revenue	574	762
Total current liabilities	87,256	89,722
Noncurrent liabilities	1,008	1,650
Deferred revenue	348	181
Total Liabilities	88,612	91,553
Stockholders’ Equity
Class A common stock, par value $0.0001 per share, 332,000,000 shares authorized, 133,031,072 and 122,842,474 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	13	12
Class B common stock, par value $0.0001 per share, 179,000,000 shares authorized, 151,006,371 and 154,254,663 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	15	15
Additional paid-in capital	1,095,062	995,745
Accumulated deficit	(391,082)	(377,077)
Total Stockholders’ Equity Excluding Noncontrolling Interests	704,008	618,695
Noncontrolling interests	(174,522)	(165,575)
Total Stockholders' Equity	529,486	453,120
Total Liabilities and Stockholders' Equity	$618,098	$544,673
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except share and per share amounts)	Three Months Ended March 31,
	2025	2024
Revenue	$13,375	$1,379
Cost of sales	(6,373)	(735)
Gross Margin	7,002	644
Research and development expenses	9,131	13,155
General and administrative expenses	23,264	19,359
Other expenses	9,934	12,103
Loss From Operations	(35,327)	(43,973)
Sponsored cost share	63	3,396
Change in fair value of warrant liabilities	—	(9,045)
Interest income	5,211	1,542
Loss Before Income Taxes	(30,053)	(48,080)
Foreign income taxes	342	—
Net Loss	(30,395)	(48,080)
Net loss attributable to noncontrolling interests	(16,390)	(31,508)
Net Loss Attributable to Class A Common Stockholders	$(14,005)	$(16,572)

Loss per Share of Class A Common Stock:
Basic and Diluted	$(0.11)	$(0.21)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	127,718,255	79,585,062
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	122,842	$12	154,255	$15	$995,745	$(377,077)	$(165,575)	$453,120
Equity-based compensation expense		—	—	—	4,458			4,458
Exercise of common share options and vested RSUs	2,392	—	—	—	2,962			2,962
Issuance of Class A common stock	4,549	1	—	—	99,756			99,757
Conversion of combined interests for Class A common stock	3,248	—	(3,248)	—				—
Rebalancing of ownership percentage for conversion of combined interest into Class A shares	—	—	—	—	(7,859)		7,859	—
Foreign income tax accrual to noncontrolling interests							(416)	(416)
Net loss	—	—	—	—	—	(14,005)	(16,390)	(30,395)
Balances at March 31, 2025 (Unaudited)	133,031	$13	151,007	$15	$1,095,062	$(391,082)	$(174,522)	$529,486

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	76,895	$8	154,477	$15	$333,888	$(240,454)	$35,881	$129,338
Equity-based compensation expense	—	—	—	—	2,218	—	—	2,218
Exercise of common share options and vested RSUs	1,692	—	—	—	3,600	—	—	3,600
Issuance of Class A common stock	8,169	1	—	—	41,614	—	—	$41,615
Conversion of combined interests for Class A common stock	4	—	(4)	—	—	—	—	—
Rebalancing of ownership percentage for conversion of combined interest into Class A shares	—	—	—	—	748	—	(748)	—
Net loss		—	—	—	—	(16,572)	(31,508)	(48,080)
Balances at March 31, 2024 (Unaudited)	86,760	$9	154,473	$15	$382,068	$(257,026)	$3,625	$128,691
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)
	Three Months Ended March 31,
	2025	2024
OPERATING CASH FLOW
Net Loss	$(30,395)	$(48,080)
Adjustments to reconcile net loss to operating cash flow:
Depreciation	269	490
Amortization of intangibles	44	44
Equity-based compensation expense	4,458	2,218
Impairment of intangible asset	—	71
Loss on disposal of plant property and equipment	—	73
Change in fair value of warrant liabilities	—	9,045
Other Changes in assets and liabilities:
Prepaid expenses and other assets	(229)	4,721
Accounts and other receivables	7,766	5,024
Long-term contract work in process	(1,609)	(3,956)
Accounts payable and accrued expenses	(1,292)	1,343
Net change in right of use assets and lease liabilities	(52)	(488)
Deferred revenue	(22)	(861)
Accrued compensation	(1,724)	(3,133)
Net Cash Used in Operating Activities	(22,786)	(33,489)

INVESTING CASH FLOW
Sale of short-term investments	20,000	—
Purchase of short-term investments	(10,000)	—
Purchases of property, plant and equipment	(67)	—
Net Cash Provided by Investing Activities	9,933	—

FINANCING CASH FLOW
Proceeds from the issuance of common stock, net of issuance fees	99,757	41,614
Proceeds from exercise of common share options	2,962	3,600
Net Cash Provided by Financing Activities	102,719	45,214

Net Change in Cash, Cash Equivalents and Restricted Cash	89,866	11,725
Cash, cash equivalents and restricted cash:
Beginning of period	406,656	125,365
End of period	$496,522	$137,090
Summary of Noncash Investing and Financing Activities:
Accrued foreign income tax withholding to noncontrolling interests	$416	$—
Plant, property and equipment in accounts payable	65	—
Supplemental disclosures of cash flow information:
Foreign income taxes paid	$1,600	$—
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

1.Nature of Business
Organization
NuScale Power Corporation (“NuScale”, the “Company”, “us”, “we” or “our”) is incorporated under the laws of Delaware. The Company is the primary beneficiary of NuScale LLC, a variable interest entity, and all activity of NuScale LLC and the Company are consolidated herein. NuScale LLC is a limited liability company organized in Oregon in 2011.
Operations
The Company is commercializing a modular, scalable electric Light Water Reactor nuclear power plant with 77 megawatt (gross) NPMs, using exclusive rights to a nuclear power plant design obtained from Oregon State University (“OSU”). The following represents key milestones in the development of this technology:
•December 2016: Design Certification Application (“DCA”) completed;
•January 2017: DCA submitted to the NRC;
•March 2017: DCA accepted for review by the NRC;
•August 2020: NRC issued the Final Safety Evaluation Report ("FSER"); and
•July 2023: SDA Application and associated licensing topical reports accepted for formal review by the NRC.
The FSER represents the NRC’s completion of its technical review and approval of the NuScale SMR design. With this final phase of NuScale’s DCA now complete, customers may proceed with plans to develop NuScale power plants with the understanding that the NRC has approved the safety aspects of the NuScale design. Based on the NRC’s published schedule for SDA Application review, we expect the NRC will complete its review and SDA approval of our SMR design will be received by July 2025.

The Company has partnered with ENTRA1, who acts as NuScale’s exclusive global strategic partner for the commercialization and development of power plants utilizing NPMs.
The Company’s activities are subject to significant risks and uncertainties, including failing to secure funding to sustain operations until our SDA applications are approved by the NRC, we reach commercialization and secure customers.
The majority of the Company’s operations and long-lived assets were attributable to operations in the United States other than the long-lead material work in process being manufactured in South Korea during the 2025 and 2024 fiscal years.

On January 5, 2024, NuScale announced a plan to reduce the Company’s workforce by 154 full time employees, or 28%, in order to continue our transition from an R&D-based company to a commercial company. This resulted in a one-time charge of $3,236 during the three months ended March 31, 2024, and is included in Other expenses on the condensed consolidated income statement.
2.Summary of Significant Accounting Policies

Basis of Presentation
The Company’s unaudited condensed consolidated financial statements and related notes do not include notes and certain financial information normally presented annually under GAAP, and therefore should be read in conjunction with our 2024 Annual Report on Form 10-K. Accounting measures at interim dates inherently involve greater reliance on estimates than at year-end. Although such estimates are based on management’s most recent assessment of the underlying facts and circumstances utilizing the most current information available, our reported results of operations may not necessarily be indicative of results that we expect for the full year.

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

Principles of Consolidation

As part of the Transaction, NuScale Corp has been determined to be the primary beneficiary of NuScale LLC, a variable interest entity (“VIE”). As the sole managing member of NuScale LLC, NuScale Corp has both the power to direct the activities, and direct ownership to share in the revenues and expenses of NuScale LLC. As such, all the activity of NuScale LLC has been consolidated in the accompanying condensed consolidated financial statements. All assets and liabilities included in the balance sheet are that of NuScale LLC, other than certain prepaid assets and accounts payable and accrued expenses. All significant intercompany transactions have been eliminated upon consolidation.

Cash, Cash Equivalents, Short-Term Investments and Restricted Cash

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase. Our cash equivalents consist of money market funds denominated in U.S. dollars, certificates of deposit and United States treasury bills (“Treasury Bills”) acquired with less than three months to maturity. Therefore the fair value of our cash and cash equivalents would not be significantly affected by either an increase or a decrease in interest rates.

Our Short-term investments have an initial maturity of between three and twelve months at time of purchase and consist of certificates of deposit that are classified as held-to-maturity and carried at amortized cost, with the estimated fair value approximating its amortized cost. The Treasury Bills have ratings of Aaa as of March 31, 2025 and remaining terms of less than two months. The Treasury Bills are classified as held-to-maturity and carried at amortized cost, as the Company has the intent and the ability to hold them until they mature. The carrying value of the Treasury Bills is adjusted for accretion of discounts over the remaining life of the investment. Income related to the Treasury Bills is recognized in interest income in the Company’s condensed consolidated statement of operations.

Cash in the amount of $5,100 is restricted as collateral for the letter of credit associated with the Release Agreement with CFPP LLC at March 31, 2025 and December 31, 2024, and is identified as Restricted cash in the condensed consolidated balance sheet. The restricted cash balance plus cash and cash equivalents on the condensed consolidated balance sheet equals cash, cash equivalents and restricted cash, as reflected in the condensed consolidated statements of cash flows.
Revenue Recognition
In addition to advancing the commercialization of its SMR, the Company provides engineering and licensing services, while also charging licensing fees to customers.
The Company recognizes fixed price contract revenue with multiple performance obligations as each obligation is completed. The Company allocates the transaction price to each performance obligation using an estimate of the stand-alone selling price of each distinct service in the contract. For performance obligations satisfied at a point in time, we recognize revenue when delivery of the promised good has occurred or the service has been rendered. For performance obligations satisfied over time we use the cost to cost input method to estimate the amount to recognize. Revenue recognized on contracts that has not been billed to customers is classified as a current asset under Accounts and other receivables on the condensed consolidated balance sheet. Amounts billed to clients in excess of revenue recognized are classified as a current liability under Deferred revenue.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. Qualitative disclosures about any remaining amounts in relevant expense line items must be provided. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact that adoption of ASU 2024-03 will have on our condensed consolidated financial statements.
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

	As of and for the Three Months Ended March 31,
Noncontrolling Interests	2025	2024
NuScale Corp Class A common stock
Beginning of period	122,842,474	76,895,166
Conversion of combined interests for Class A common stock	3,248,292	3,637
Issuance of Class A common stock	4,548,127	8,498,930
Exercise of options, warrants and vested RSUs	2,392,179	1,362,510
End of period	133,031,072	86,760,243

NuScale LLC Class B Units (NCI)
Beginning of period	154,254,663	154,477,032
Conversion of combined interests for Class A common stock	(3,248,292)	(3,637)
End of period	151,006,371	154,473,395

Total
Beginning of period	277,097,137	231,372,198
Issuance of Class A common stock	4,548,127	8,498,930
Exercise of options, warrants and vested RSUs	2,392,179	1,362,510
End of period	284,037,443	241,233,638
The ownership percentages of the controlling and noncontrolling interests are as follows:

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

	As of and for the Three Months Ended March 31,
	2025	2024
NuScale Corp Class A common stock
Beginning of period	44.3%	33.2%
End of period	46.8%	36.0%

NuScale LLC Class B Units (NCI)
Beginning of period	55.7%	66.8%
End of period	53.2%	64.0%

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

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

	As of and for the Three Months Ended March 31,
(in thousands, except share and per share amounts)	2025	2024
Net loss attributable to Class A common stockholders	$(14,005)	$(16,572)
Weighted-average shares for basic and diluted loss per share	127,718,255	79,585,062
Basic and Diluted loss per share of Class A common stock	$(0.11)	$(0.21)
Anti-dilutive securities excluded from shares outstanding:
Shares of Class B common stock	151,006,371	154,473,395
Stock options	5,552,120	11,225,023
Warrants	—	18,458,701
Time-based RSUs	4,875,801	6,721,231
Total	161,434,292	190,878,350

On November 8, 2024, NuScale entered into a new Sales Agreement with TD Securities (USA) LLC, UBS Securities LLC, B. Riley Securities, Inc. and Canaccord Genuity LLC as sales agents under which the Company may offer and sell shares of our Class A common stock, having an aggregate sales price of up to $200,000 (“ATM Program”). During the three months ended March 31, 2025, the Company issued and sold 4,548,127 shares of Class A common stock for the gross and net proceeds of $102,416 and $99,757, respectively, with a weighted average price of $22.68 per share. As of March 31, 2025, we have 17,187,349 shares of Class A common stock, at an aggregate sales price up to $26,422, eligible for sale under the ATM Program.

Previous to the current ATM Program, the Company utilized a similar agreement under which the Company offered and sold shares of the Company’s Class A common stock. During the three months ended March 31, 2024, the previous ATM generated gross and net proceeds of $42,681 and $41,614, respectively, selling 8,498,930 shares of Class A common stock, with a weighted average price of $5.02 per share.
4.Fair Value Measurement
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
The carrying amount of certain financial instruments, including deposits, accounts payable and accrued expenses, approximates fair value due to their short maturities. The Treasury Bills are classified as Level 2 as they are considered

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
“off the run” because similar treasury bills with the same maturity were issued more recently and therefore the Treasury Bills the Company is holding are not considered as liquid as other more recent treasury bills with the same maturity date.

The following table represents the Company’s financial assets measured at fair value on a recurring basis at March 31, 2025, while no such cash equivalents were held at December 31, 2024:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Treasury Bills	$—	$120,001	$—	$120,001
Money market accounts	247	—	—	247
Total as of March 31, 2025	$247	$120,001	$—	$120,248

The following table summarizes the carrying values of the Company’s financial instruments at March 31, 2025, while no such cash equivalents were held at December 31, 2024:

(in thousands)	Amortized Cost Basis	Fair Value
Cash Equivalents:
Treasury Bills	$120,001	$120,001
Money market accounts	247	247
Total as of March 31, 2025	$120,248	$120,248
5.Accounts and Other Receivables
Accounts and other receivables, net include reimbursement requests outstanding from the cost share awards, interest receivable and commercial accounts receivable. The cost share reimbursement requests are recognized as eligible costs are incurred. Reimbursement under the awards is recognized as award funds are obligated, and are included in Sponsored cost share in the condensed consolidated statement of operations. Interest receivable of $1,736 and $1,398 was outstanding at March 31, 2025 and December 31, 2024, respectively.

Accounts receivable are presented net of allowance for credit losses. Management estimates an allowance for credit losses by evaluating customer-specific conditions, including adverse situations that may affect a customer’s ability to pay, as well as both microeconomic and macroeconomic factors.

As of December 31, 2024, the Company had an allowance for credit losses of $1,000, with no change to this allowance during the three months ended March 31, 2025.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
6.Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Furniture and fixtures	$27	$27
Office and computer equipment	5,050	5,050
Software	11,855	11,855
Operations equipment	1,165	1,165
Leasehold improvements	2,189	2,189
	20,286	20,286
Less: Accumulated depreciation	(18,178)	(17,909)
Add: Assets under development	176	44
Net property, plant and equipment	$2,284	$2,421
Depreciation of property, plant and equipment for the three months ended March 31, 2025 and 2024 was $269 and $490, respectively. Of these amounts, $61 and $208 is included in G&A expenses and Other expense, respectively, for the 2025 fiscal year and $94 and $396, respectively, for the 2024 fiscal year.
7.Long-Lead Material Work In Process and Liability
As part of the LLM Agreement with CFPP LLC, the Company subcontracted for the purchase of certain long-lead materials (“LLM”) in the amount of $55,700, that were to be used in the fabrication of NPMs on behalf of CFPP LLC. This LLM Agreement has since been suspended, and wind down procedures have begun, with the ultimate disposition of the LLM to be negotiated between the Company, CFPP LLC and DOE. Upon final settlement of the LLM Agreement, and once DOE is compensated for its investment in the LLM (stemming from DOE’s funding under its cost share agreement with CFPP LLC), NuScale will obtain all rights and obligations of the LLM.

As a result of DOE’s investment in the LLM, as of March 31, 2025 and December 31, 2024, NuScale has included a Long-lead material liability on the accompanying condensed consolidated balance sheet in the amount of $32,327 for the estimated cost to gain 100% of the LLM, once completed. The LLM represents in-process inventory recorded at cost and is identified as Long-lead material work in process on the condensed consolidated balance sheet in the amount of $44,987 and $43,388 as of March 31, 2025 and December 31, 2024, respectively.
8.Segment Information

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

The Company has determined that its Chief Executive Officer (“CEO”), Chief Commercial Officer (“CCO”) and Chief Financial Officer (“CFO”) are its chief operating decision makers (“CODM”). During the three months ended March 31, 2025 and 2024, these individuals made decisions on resource allocation, assessed performance of the business and monitored budget versus actual results using Net loss, which is provided in the accompanying condensed consolidated statements of operations. These measures are used to allocate resources for business activities on a consolidated basis as the Company operates in one reportable segment. The Company does not use a measure of segment assets in its decision making. When evaluating how to allocate resources, CODMs primarily focus on salaries and wages, which are the significant expenses within Loss from operations and Net loss. Salaries and wages totaled $17,703 and $17,031 for the three months ended March 31, 2025 and 2024, respectively, and are included in all three of the Company’s operating expense line items on the condensed consolidated statements of operations.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
9.Revenue
The following table presents our revenue disaggregated into categories based on the nature of such revenues:

	For the Three Months Ended March 31,
Revenue Categories	2025	2024
Power Plant and NPM related services	$12,969	$1,226
Energy Exploration Centers	372	113
Other	34	40
Total	$13,375	$1,379
10.Employee Benefits
The Company sponsors a defined contribution 401(k) Plan with contributions to be made at the sole discretion of the management. Under the provisions of the 401(k) Plan, the Company matches the employees’ contributions for the first 3% of compensation and matches 50% of the employees’ contributions for the next 2% of compensation. The expense recorded for the 401(k) Plan was $660 and $613 for the three months ended March 31, 2025 and 2024, respectively.
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

The effective tax rate was 0% for the three months ended March 31, 2025 and 2024. The effective income tax rate for the three months ended March 31, 2025 differed significantly from the statutory rates, primarily due to the losses allocated to the NCI and the recognition of a valuation allowance as a result of the Company’s new tax structure following the Transaction.

During the three months ended March 31, 2025 and 2024, the Company incurred no domestic income tax, but did incur $342 in foreign withholding tax expense in the country of Romania during the three months ended March 31, 2025.

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at NuScale Corp as of March 31, 2025, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state and local income tax returns are currently under examination by the respective taxing authorities.
12.Equity-Based Compensation

The total compensation expense recognized for common share options and time-based RSU awards during the three months ended March 31, 2025 and 2024 was $4,458 and $2,218, respectively. For the three months ended March 31, 2025, equity-based compensation of $1,967 was included in G&A expense and $2,491 was included in Other expense, compared to $1,447 and $771, respectively, over the same period in the prior year.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Stock Options

While no employee share options were awarded during the three months ended March 31, 2025, during the same period in the prior year, the Board approved 2,909,375 employee share option awards, with an aggregate fair value of $6,401, that vest one-third annually from the grant date, for a period of three years.

The Company measures the fair value of each share option grant at the date of grant using a Black-Scholes option pricing model.

Time-based RSUs

On February 28, 2025, the Board approved 1,611,357 employee time-based RSU awards, of which 1,536,603 RSUs were granted during the three months ended March 31, 2025, for an aggregate value of $26,499, while during the same period in the prior year, 4,598,635 RSUs with an aggregate value of $14,716 were granted to employees. Both awards vest one-third annually from the grant date. During the three months ended March 31, 2025, 1,577,040 RSUs vested with Class A common shares issued.

13.Related Party Transactions
From time to time, the Company enters into strategic agreements with Fluor, whereby Fluor or the Company perform services for one another. For the three months ended March 31, 2025 and 2024, we incurred expenses of $5,697 and $247, respectively. No amounts were due to Fluor at March 31, 2025 or December 31, 2024.

For the three months ended March 31, 2025, we earned revenue of $7,269 from Fluor, while earning no such revenue during the same period in the prior year. At March 31, 2025 and December 31, 2024, Fluor owed the Company $340 and $3,655, respectively, which are included in Accounts and other receivables, net on the condensed consolidated balance sheet.

For the three months ended March 31, 2025, Fluor accounted for 54% of total revenue.
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

On September 19, 2022, thirteen purported members and/or option holders of NuScale LLC filed suit in the U.S. District Court for the District of Oregon against NuScale LLC, Fluor, Japan NuScale Innovation, Inc., and Sargent & Lundy Holdings, LLC. The plaintiffs purport to represent a class of individuals who held common units or options to purchase common units in NuScale LLC and seek declaratory relief and damages based on breach of contract and other common law claims. The claims in the complaint are based on amendments to the operating agreement of NuScale LLC in connection with NuScale LLC’s combination with Spring Valley Acquisition Corp. On November 21, 2022, NuScale LLC, along with the other defendants, filed motions to dismiss. Plaintiffs filed a response on January 17, 2023, and NuScale LLC and the other defendants filed a reply on February 14, 2023. A hearing on the motions to dismiss was held on May 17, 2023. On August 3, 2023, the Magistrate Judge issued a report and recommendation that recommended that NuScale LLC’s motion to dismiss be denied. On August 17, 2023, NuScale LLC filed an objection to this report and recommendation. On November 13, 2023, the District Court Judge entered an order accepting the report and recommendation. On December 8, 2023, plaintiffs filed a motion for leave to amend their complaint, and on June 23, 2024, the Court denied this motion. On February 13, 2025, the parties resolved the lawsuit and the complaint has been dismissed with prejudice.

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

On December 10, 2024, a purported class action lawsuit titled Tucker v. NuScale Power Corporation, et al., Case No. 2024-1272-NAC (Del. Ch. Ct.) was filed in the Court of Chancery of the State of Delaware. The lawsuit names the Company, eight current board members and one former board member as defendants. The lawsuit broadly alleges that the Company’s corporate opportunity waiver provision contained in the Company’s Certificate of Incorporation is overbroad and impermissibly waives certain fiduciary duties in contradiction to state statutory law. The named plaintiff seeks injunctive and declaratory relief, certification as class representative, and costs, fees and damages for a to-be certified class of plaintiffs. The Board determined that it was in the Company’s best interest to seek an early negotiated resolution of the lawsuit without admitting liability, and before incurring significant litigation costs. The plaintiff voluntarily dismissed the lawsuit in exchange for the Company submitting revised corporate opportunity waiver language for a stockholder vote with the recommendation that such proposal be adopted by the stockholders. The parties must still resolve the issue of an appropriate fee for the court to award the plaintiff.

As previously disclosed, in December 2023, the Company received a voluntary request from the SEC’s Denver Regional Office for information relating to its employment, severance, and confidentiality agreements. The Company responded to the SEC and on March 13, 2025, the SEC staff sent a letter to the Company stating that the SEC staff had concluded its investigation as to the Company and that based on the information to date, the SEC staff did not intend to recommend an enforcement action against the Company.

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
Effective January 1, 2025, the Company entered into sales and marketing agreements in the amount of $34,800 for services to be performed ratably over the 2025 fiscal year. As of March 31, 2025, $26,100 is still committed.

From time to time, NuScale enters into technical assistance grant programs with the United States Trade and Development Agency (“USTDA”), whereby the Company receives cost share commitments to support licensing work in foreign markets. Under these programs, NuScale has agreed to pay the USTDA a certain percentage of all revenue earned in a geographic area or associated with a specific contract. Should NuScale earn revenue under the guidelines of these programs, the Company could owe the USTDA for funds previously received, or up to $7,346.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of NuScale Power Corporation should be read together with our financial statements as of and for the years ended December 31, 2024, 2023 and 2022 and our unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2025 and 2024, together with related notes thereto. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. As used herein, “NuScale,” the “Company,” “us,” “our” or “we” refer to NuScale Power Corporation, together with its consolidated subsidiaries.
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

In January 2023, the Company submitted an SDA Application and the associated licensing topical reports to the NRC for NuScale’s 6-unit 77 MWe NPM design. Once approved, customers in the United States will be able to reference the certified design and SDA for expedited construction and operating licensing of NuScale’s SMR pursuant to 10 CFR Part 52. On July 31, 2023, the NRC formally announced that it has accepted the Company’s SDA Application for formal review. Based on the NRC’s published schedule for SDA Application review, we expect the NRC will complete its review and SDA approval will be received in July of 2025.

The Company has partnered with ENTRA1, which acts as NuScale’s global strategic partner for commercialization and development of power plants utilizing NPMs. ENTRA1 holds the exclusive rights for the worldwide commercialization, distribution, sales and development of our products, services and power plants. ENTRA1 can decide whether to participate in a commercial opportunity. If ENTRA1 declines to participate in a commercial opportunity, NuScale may pursue the opportunity on its own.

The Company currently has one major customer: RoPower Nuclear S.A. (“RoPower”), which is a joint venture established by S.N. Nuclearelectrica S.A. (“Nuclearelectrica”) and Nova Power & Gas S.A. Under Phase 1 of the contract with RoPower, we defined the major site and specific inputs for a NuScale 6-module power plant to be deployed at the Doicesti Power Station site in Romania. In the third quarter of the 2024 fiscal year, Nuclearelectrica and RoPower signed the Front-End Engineering and Design (“FEED”) Phase 2 contract with Fluor, a related party to NuScale. FEED Phase 2 will include tasks related to the development of a Class 3 plant cost estimate, as well as support to RoPower with its regulatory and stakeholder engagements. NuScale is supporting their scope of this FEED Phase 2 as a subcontractor to Fluor.

Results of Operations

(in thousands)	Three Months Ended March 31,
	2025	2024
Revenue	$13,375	$1,379
Cost of sales	(6,373)	(735)
Gross Margin	7,002	644
Research and development expenses	9,131	13,155
General and administrative expenses	23,264	19,359
Other expenses	9,934	12,103
Loss From Operations	(35,327)	(43,973)
Sponsored cost share	63	3,396
Change in fair value of warrant liabilities	—	(9,045)
Interest income	5,211	1,542
Loss Before Income Taxes	(30,053)	(48,080)
Foreign income taxes	342	—
Net Loss	$(30,395)	$(48,080)
Comparison of the Three Months Ended March 31, 2025 and 2024

Revenue and Cost of Sales
The increase in revenue and cost of sales was attributable to engineering and licensing fees and services in support of advancing RoPower’s goal of deploying a NuScale 6-module power plant in Romania.

Research and Development
Research and development expenses decreased due to management’s implementation of various internal cost optimization measures that resulted in $1.8 million of compensation cost savings, and lowered professional fees by $2.3 million in connection with the Company’s transition from an R&D-based company to a commercial company.

General and Administrative
G&A expenses increased due to higher strategic business development costs in the amount of $3.7 million as we continue to build our brand globally and $2.8 million in legal and accounting fees as we transitioned to a large accelerated filer. These increases were partially offset by lower compensation costs associated with management’s cost optimization measures.

Other
Other expenses decreased as a result of $4.4 million in compensation cost savings associated with cost optimization measures and the $3.2 million one-time charge associated with the workforce reduction in 2024, which was partially offset by higher equity-based compensation costs.

Sponsored Cost Share
Sponsored cost share decreased due to the Company hitting the cost share cap with DOE, USTDA and RoPower.

Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities is a result of the Company’s redemption all outstanding Warrants in the fourth quarter of the 2024 fiscal year.

Interest Income
Due to the Company’s strong cash position, management has been able to invest more heavily in cash equivalents and short-term investments that provided greater rates of return during the three months ended March 31, 2025.
Liquidity and Capital Resources
On November 8, 2024, NuScale entered into a new Sales Agreement with TD Securities (USA) LLC, UBS Securities LLC, B. Riley Securities, Inc. and Canaccord Genuity LLC as sales agents under which the Company may offer and sell shares of our Class A common stock, having an aggregate sales price of up to $200.0 million (“ATM Program”). During the three months ended March 31, 2025, the Company issued and sold 4,548,127 shares of Class A common stock for the gross and net proceeds of $102.4 million and $99.8 million, respectively, with a weighted average price of $22.68 per share. As of March 31, 2025, we have 17,187,349 shares of Class A common stock, at an aggregate sales price up to $26.4 million, eligible for sale under the ATM Program.

Since NuScale’s inception, we have incurred significant operating losses and have an accumulated deficit of $391.1 million, with negative operating cash flows. As of March 31, 2025, we had cash and cash equivalents of $491.4 million, short-term investments of $30.0 million and restricted cash of $5.1 million with no debt. Historically, our primary sources of cash included investment capital, and DOE and other government sponsored cost share agreements to support the advancement of the Company’s SMR technology both domestically and abroad. As we transition from research and development to the commercialization of our technology, the Company is focusing on commercial contracts that generate revenue. During the year ended December 31, 2024, the Company executed two revenue generating agreements in relation to the advancement of Doicesti project Phase 2 Front-End Engineering and Design, a project which targets the development of six NuScale power modules at a former coal plant site in Doicesti, Romania.

On January 5, 2024, NuScale announced a plan to reduce the Company’s workforce by 154 full time employees, or 28%, in order to continue our transition from an R&D-based company to a commercial company. This resulted in a one-time charge of $3.2 million during the three months ended March 31, 2024.

We believe that based on our current level of operating expenses and currently available cash resources, we will have sufficient funds available to cover R&D activities and operating cash needs for the next twelve months and beyond. However, considering that we have not yet completed the development of a commercial product and have minimal revenue to date, we may require additional funds. Further, management plans to prudently manage its expenses and cash reserves into the future, recognizing the need to secure additional customer commitments to support long-term operations. For additional information regarding these risk factors, see the Company’s 2024 Annual Report on Form 10-K.
Comparison of Cash Flows for the Three Months Ended March 31, 2025 and 2024
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net Cash Used in Operating Activities	$(22,786)	$(33,489)
Net Cash Provided by Investing Activities	9,933	—
Net Cash Provided by Financing Activities	102,719	45,214
Net Change in Cash and Cash Equivalents (A)	$89,866	$11,725

(A) Includes $5,100 in restricted cash
Cash Flows used in Operating Activities
Our cash used in operations decreased during the three months ended March 31, 2025 due to management’s continuous effort to control costs and discretionary spending.

Cash Flows provided by Investing Activities
During the three months ended March 31, 2025, the Company sold $20.0 million in short-term investments and purchased $10.0 million in short-term investments, while not investing in short-term investments during the same period in the prior year.

Cash Flows provided by Financing Activities
During both the three months ended March 31, 2025 and 2024, net cash provided by financing activities consisted of proceeds from the utilization of our ATM Programs and the exercise of stock options.
Commitments and Contractual Obligations
Under the Release Agreement, the Company is required to have credit support to fund the amount of its potential reimbursement of demobilization and wind down costs with CFPP LLC. This account is identified as Restricted cash in the amount of $5.1 million on the accompanying condensed consolidated balance sheet and acts as collateral for the $5.0 million letter of credit outstanding at March 31, 2025.
On December 20, 2024, NuScale entered into a purchase commitment for additional material to support the development of future NPMs in the amount of $69.3 million. Under this commitment, the Company will pay $24.3 million during the 2025 fiscal year, $34.6 million during the 2026 fiscal year and $10.4 million during the 2027 fiscal year.
Effective January 1, 2025, the Company entered into sales and marketing agreements in the amount of $34.8 million for services to be performed ratably over the 2025 fiscal year. As of March 31, 2025, $26.1 million is still committed.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the discussion of the Company’s market risk in Part II, Item 7A., Quantitative and Qualitative Disclosures About Market Risk, of the Company’s 2024 Annual Report on Form 10-K.
Item 4. Controls and Procedures
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

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, and as a result of the material weakness described below, our CEO and CFO concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act. Under the supervision and with the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective for the period ended March 31, 2025 because of the material weakness described below.

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

Notwithstanding the identified material weaknesses, the Company's management, including our CEO and CFO, have determined, based on the procedures we have performed, that the audited consolidated financial statements included in our 2024 Annual Report on Form 10-K fairly present in all material respects our financial condition and results of operations as of and for the years ended December 31, 2024 in accordance with U.S. Generally Accepted Accounting Principles.

Plan for Remediation of Material Weakness

In order to remediate the material weakness, we plan to invest significantly in the critical resources available to our team as well as in the support of our IT environment. The below areas will be our focus to remediate the material weakness:
•Hiring of additional qualified personnel that have the appropriate level of technical accounting experience to enhance our control environment, including the expansion of formal financial reporting controls. Additionally, we will design and implement effective review and approval controls, as well as implement appropriate timely review and oversight responsibilities within the financial reporting function;
•Engage expert SOX consultants to assist in the coordination, design, and testing of our control environment and deficiency remediation efforts, including ITGC and business processes;
•Conduct trainings for control owners covering proper control design, execution and review documentation, and source data validation; and
•Design and implement additional ITGCs to manage access and program changes across our key systems and improve IT-dependent and application controls for our in-scope systems.

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

Changes in Internal Controls over Financial Reporting

Other than the remediation measures discussed above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 19, 2022, thirteen purported members and/or option holders of NuScale LLC filed suit in the U.S. District Court for the District of Oregon against NuScale LLC, Fluor, Japan NuScale Innovation, Inc., and Sargent & Lundy Holdings, LLC. The plaintiffs purport to represent a class of individuals who held common units or options to purchase common units in NuScale LLC and seek declaratory relief and damages based on breach of contract and other common law claims. The claims in the complaint are based on amendments to the operating agreement of NuScale LLC in connection with NuScale LLC’s combination with Spring Valley Acquisition Corp. On November 21, 2022, NuScale LLC, along with the other defendants, filed motions to dismiss. Plaintiffs filed a response on January 17, 2023, and NuScale LLC and the other defendants filed a reply on February 14, 2023. A hearing on the motions to dismiss was held on May 17, 2023. On August 3, 2023, the Magistrate Judge issued a report and recommendation that recommended that NuScale LLC’s motion to dismiss be denied. On August 17, 2023, NuScale LLC filed an objection to this report and recommendation. On November 13, 2023, the District Court Judge entered an order accepting the report and recommendation. On December 8, 2023, plaintiffs filed a motion for leave to amend their complaint, and on June 23, 2024, the Court denied this motion. On February 13, 2025, the parties resolved the lawsuit and the complaint has been dismissed with prejudice.

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

On December 10, 2024, a purported class action lawsuit titled Tucker v. NuScale Power Corporation, et al., Case No. 2024-1272-NAC (Del. Ch. Ct.) was filed in the Court of Chancery of the State of Delaware. The lawsuit names the Company, eight current board members and one former board member as defendants. The lawsuit broadly alleges that the Company’s corporate opportunity waiver provision contained in the Company’s Certificate of Incorporation is overbroad and impermissibly waives certain fiduciary duties in contradiction to state statutory law. The named plaintiff seeks injunctive and declaratory relief, certification as class representative, and costs, fees and damages for a to-be certified class of plaintiffs. The Board determined that it was in the Company’s best interest to seek an early negotiated resolution of the lawsuit without admitting liability, and before incurring significant litigation costs. The plaintiff voluntarily dismissed the lawsuit in exchange for the Company submitting revised corporate opportunity waiver language for a stockholder vote with the recommendation that such proposal be adopted by the stockholders. The parties must still resolve the issue of an appropriate fee for the court to award the plaintiff.

As previously disclosed, in December 2023, the Company received a voluntary request from the SEC’s Denver Regional Office for information relating to its employment, severance, and confidentiality agreements. The Company responded to the SEC and on March 13, 2025, the SEC staff sent a letter to the Company stating that the SEC staff had concluded its investigation as to the Company and that based on the information to date, the SEC staff did not intend to recommend an enforcement action against the Company.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, investors should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” of the Company’s 2024 Annual Report on Form 10-K, which could materially affect our business, financial condition, results of operations, or reputation. We do not believe that there have been any material changes to the risk factors disclosed in the Company’s 2024 Annual Report on Form 10-K, other than as set forth below. The risks described in the Company’s 2024 Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, results of operations and/or reputation.

Our commercialization strategy relies heavily on our relationships with ENTRA1, Fluor and other strategic investors and partners, who may have interests that diverge from ours and who may not be easily replaced if our relationships terminate.

We rely heavily upon our relationship with ENTRA1 to commercialize our NPM and our other products and services, as well as our relationships with Fluor, the largest stockholder in NuScale, and other investors and strategic partners. Pursuant to the Strategic Alliance Agreement, ENTRA1 is our exclusive global strategic partner and holds the exclusive rights for the worldwide commercialization, distribution, sales and development of our products, services and power plants. We granted Fluor certain rights to provide engineering, procurement and construction services in connection with NuScale’s general plant design, project-specific designs and services typically performed by Fluor or its direct competitors. Similarly, we have entered into certain agreements with Doosan Heavy Industries and Construction Company, Ltd., IHI Corporation, and Sarens Nuclear & Industrial Services, LLC for certain planning, engineering, manufacturing and support activities, and JGC Holdings Corporation, an affiliate of Japan NuScale Innovation, LLC, related to the EPC and commissioning of the first NuScale SMR-based plant, with Samsung C&T Corporation related to certain EPC activities; and with GS Energy with respect to project development in certain markets.

Our strategic partners may have interests that diverge from our interests, and which may hinder our ability to negotiate sales to customers. If we lose our agreements with strategic partners, we may need to find new contractors who may have less experience designing and building nuclear plants, developing NuScale SMRs, or commercializing our products and services. In addition, in the event of a termination of the Strategic Alliance Agreement with ENTRA1, there will be restrictions on our ability to pursue certain opportunities without ENTRA1 or to contact or enter into any arrangement with anyone that has a relationship with ENTRA1. The termination of any of the Strategic Alliance Agreement, the agreements with Fluor to provide engineering, procurement and construction services, the agreements with Doosan Heavy Industries and Construction Company, Ltd., IHI Corporation, and Sarens Nuclear & Industrial Services, LLC, or those with JGC Holdings Corporation, Samsung C&T Corporation, or GS Energy could substantially hinder our ability to expand our production capacity and installation of NuScale power plants and could materially adversely affect our business, prospects, financial condition, results of operations and/or reputation.

Changes in US trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

The US government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated or is considering the imposition of tariffs on certain foreign goods. Changes in US trade policy have resulted in many US trading partners adopting responsive trade policies, and additional responsive trade policies could be adopted in the future. These measures could also result in increased costs for goods imported into the United States. This in turn could require us to increase prices to our customers, or, if we are unable to increase prices, result in lowering our margin on products sold.

Our long-lead time components are manufactured overseas, and tariffs on such components would increase our costs to the extent those components are imported into the US. If there are retaliatory tariffs imposed by countries to which we are exporting, we may not be able to pass the cost through to our customers or our products could be less competitive as compared to competitors.

We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the US economy, which in turn could adversely impact our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information

On May 7, 2025, NuScale LLC entered into an amended and restated Strategic Alliance Agreement, effective May 7, 2025, with ENTRA1 (the “Strategic Alliance Agreement”). Pursuant to the Strategic Alliance Agreement, ENTRA1 is NuScale LLC’s exclusive global strategic partner for a period of 20 years and holds the exclusive rights for the worldwide commercialization, distribution, sales, and development of NuScale LLC’s products, services and power plants, including any Opportunity (as defined in the Strategic Alliance Agreement). For 20 years beginning on the later of the dissolution of the ENTRA1 NuScale joint venture, or the end of the exclusivity period or the Strategic Alliance Agreement (whichever is longer), NuScale LLC cannot, without ENTRA1’s written approval (which cannot be unreasonably withheld), (i) pursue any Opportunity worked on or presented by or on behalf of ENTRA1 to NuScale LLC or its affiliates unless ENTRA1 or its designated affiliates are involved, or (ii) contact or enter into any arrangement with any person known to have or have had communications or a relationship with ENTRA1, its affiliates, or any of their affiliates.

The obligations of NuScale LLC and ENTRA1 pursuant the Strategic Alliance Agreement may be terminated upon written mutual agreement.

The foregoing description of the Strategic Alliance Agreement is qualified in its entirety by reference to the text of the Strategic Alliance Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

In March 2025, we proposed to certain employees, including officers, with restricted stock units (“RSUs”) that they instruct the agent who administers our 2022 Long-Term Incentive Plan to promptly sell shares of Class A common stock sufficient to cover tax withholding obligations arising from the vesting and settlement of the RSUs. With respect to any eligible sell-to-cover transactions before the expiration of the cooling off periods specified in Rule 10b5-1(c), the instruction is intended to be a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K, and with respect to eligible sell-to-cover transactions after the cooling off periods specified in Rule 10b5-1(c), the instruction is intended to be a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K and satisfy the affirmative defense of Rule 10b5-1(c). There is no durational limit to, or specified number of shares to be sold pursuant to, these instructions. During the three months ended March 31, 2025, David Tonnel, Senior Vice President, Accounting, signed a 10b5-1(c) Trading Instruction for Eligible Sell-to-Cover Transaction and provided it to the agent on March 24, 2025.

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

3.1	Certificate of Incorporation of NuScale Power Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 5, 2022)
3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Registrant on September 1, 2023)
3.3	Amended and Restated Bylaws of NuScale Power Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on December 7, 2022)
10.1*#^	Strategic Alliance Agreement, dated May 7, 2025, between NuScale Power, LLC and ENTRA1 Energy LLC
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL)
__________________________________________

† Schedules and exhibits to this exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of all omitted schedules or exhibits to the SEC upon request.
# Portions of this exhibit have been redacted in compliance with Item 610(b)(10)(iv) of Regulation S-K.
^ Schedules (or similar attachments) to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of all omitted schedules to the SEC on a confidential basis upon request.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NuScale Power Corporation

Date	By:	/s/ John Hopkins
May 12, 2025	Name:	John Hopkins
	Title:	Chief Executive Officer

Date	By:	/s/ R. Ramsey Hamady
May 12, 2025	Name	R. Ramsey Hamady
	Title:	Chief Financial Officer