Form 10-Q
period 2025-06-30
NUSCALE POWER Corp
filed 2025-08-07
CIK 1822966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 133,893,376 Class A common shares, $0.0001 par value, and 150,983,449 Class B common shares, $0.0001 par value, outstanding as of August 5, 2025.

Glossary

The definitions and abbreviations set forth below apply to the indicated terms used throughout this filing.

• “CFPP LLC” refers to Carbon Free Power Project, LLC, an entity wholly owned by UAMPS.
• “Class A common stock” refers to shares of Class A common stock, par value $0.0001 per share, of NuScale Corp.
• “Class B common stock” refers to shares of Class B common stock, par value $0.0001 per share, of NuScale Corp, which represents the right to one vote per share and carries no economic rights.
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
• “NPM” refers to NuScale Power Module™.
• “NRC” refers to the U.S. Nuclear Regulatory Commission.
• “NuScale” refers to NuScale Corp and its consolidated subsidiaries, including NuScale LLC.
• “NuScale Corp” refers to NuScale Power Corporation, a Delaware corporation and the combined company following the consummation of the Transaction.
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
• “UAMPS” refers to the Utah Associated Municipal Power Systems.
• “Warrants” refers collectively to the Public Warrants and the Private Placement Warrants.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, as amended by the Private Securities Litigation Reform Act of 1995, that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding our financial position and business strategy and the expectations, beliefs, intentions, plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “continue,” “could,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “will,” “would,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:
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

Part I - Financial Information
Item 1. Financial Statements
NuScale Power Corporation
Condensed Consolidated Balance Sheet

(in thousands, except share and per share amounts)	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$297,695	$401,556
Short-term investments	123,051	40,000
Restricted cash	5,100	5,100
Prepaid expenses	3,918	3,377
Accounts and other receivables, net (2025 - $2,676; 2024 - $3,655 from related party)	12,796	21,104
Total current assets	442,560	471,137
Property, plant and equipment, net	1,846	2,421
In-process research and development	16,900	16,900
Intangible assets, net	616	704
Goodwill	8,255	8,255
Long-lead material work in process	64,338	43,388
Investments	69,168	—
Other assets	2,769	1,868
Total Assets	$606,452	$544,673
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$64,629	$47,947
Accrued compensation	6,299	7,330
Long-lead material liability	32,323	32,327
Other accrued liabilities	1,376	1,356
Deferred revenue	299	762
Total current liabilities	104,926	89,722
Noncurrent liabilities	2,321	1,650
Deferred revenue	343	181
Total Liabilities	107,590	91,553
Stockholders’ Equity
Class A common stock, par value $0.0001 per share, 332,000,000 shares authorized, 133,753,450 and 122,842,474 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	13	12
Class B common stock, par value $0.0001 per share, 179,000,000 shares authorized, 150,983,449 and 154,254,663 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	15	15
Additional paid-in capital	1,101,566	995,745
Accumulated deficit	(408,723)	(377,077)
Total Stockholders’ Equity Excluding Noncontrolling Interests	692,871	618,695
Noncontrolling interests	(194,009)	(165,575)
Total Stockholders' Equity	498,862	453,120
Total Liabilities and Stockholders' Equity	$606,452	$544,673
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue (2025 - $7,431 and $14,700; 2024 - $523 and $523 from related party)	$8,054	$967	$21,429	$2,346
Cost of sales	(6,273)	(850)	(12,646)	(1,585)
Gross Margin	1,781	117	8,783	761
Research and development expenses	11,802	12,132	20,933	25,287
General and administrative expenses	22,523	16,827	45,787	36,186
Other expenses (2025 - $0 and $0; 2024 - $0 and $108 from related party)	10,538	13,036	20,472	25,139
Loss From Operations	(43,082)	(41,878)	(78,409)	(85,851)
Sponsored cost share	21	2,448	84	5,844
Change in fair value of warrant liabilities	—	(36,733)	—	(45,778)
Interest income	5,452	1,725	10,663	3,267
Loss Before Income Taxes	(37,609)	(74,438)	(67,662)	(122,518)
Foreign income taxes	—	—	342	—
Net Loss	(37,609)	(74,438)	(68,004)	(122,518)
Net loss attributable to noncontrolling interests	(19,968)	(46,821)	(36,358)	(78,329)
Net Loss Attributable to Class A Common Stockholders	$(17,641)	$(27,617)	$(31,646)	$(44,189)

Loss per Share of Class A Common Stock:
Basic and Diluted	$(0.13)	$(0.31)	$(0.24)	$(0.52)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	133,417,743	89,553,679	130,583,744	84,569,371
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at March 31, 2025 (Unaudited)	133,031	$13	151,007	$15	$1,095,062	$(391,082)	$(174,522)	$529,486
Equity-based compensation expense	—	—	—	—	5,239	—	—	5,239
Exercise of common share options and vested RSUs	699	—	—	—	1,746	—	—	1,746
Issuance of Class A common stock	—	—	—	—	—	—	—	—
Exchange of combined interests for Class A common stock	23	—	(23)	—	—	—	—	—
Rebalancing of ownership percentage for conversion of combined interest into Class A shares	—	—	—	—	(481)	—	481	—
Foreign income tax accrual to noncontrolling interests	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(17,641)	(19,968)	(37,609)
Balances at June 30, 2025 (Unaudited)	133,753	$13	150,984	$15	$1,101,566	$(408,723)	$(194,009)	$498,862

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	122,842	$12	154,255	$15	$995,745	$(377,077)	$(165,575)	$453,120
Equity-based compensation expense	—	—	—	—	9,697	—	—	9,697
Exercise of common share options and vested RSUs	3,091	—	—	—	4,708	—	—	4,708
Issuance of Class A common stock	4,549	1	—	—	99,756	—	—	99,757
Exchange of combined interests for Class A common stock	3,271	—	(3,271)	—	—	—	—	—
Rebalancing of ownership percentage for conversion of combined interest into Class A shares	—	—	—	—	(8,340)	—	8,340	—
Foreign income tax accrual to noncontrolling interests							(416)	(416)
Net loss	—	—	—	—	—	(31,646)	(36,358)	(68,004)
Balances at June 30, 2025 (Unaudited)	133,753	$13	150,984	$15	$1,101,566	$(408,723)	$(194,009)	$498,862

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at March 31, 2024 (Unaudited)	86,760	$9	154,473	$15	$382,068	$(257,026)	$3,625	$128,691
Equity-based compensation expense	—	—	—	—	4,278	—	—	$4,278
Exercise of common share options and vested RSUs	1,520	—	—	—	3,754	—	—	$3,754
Issuance of Class A common stock	4,198	—	—	—	31,026	—	—	$31,026
Exchange of combined interests for Class A common stock	8	—	(8)	—	—	—	—	$—
Rebalancing of ownership percentage for conversion of combined interest into Class A shares	—	—	—	—	(178)	—	178	$—
Net loss	—	—	—	—	—	(27,617)	(46,821)	$(74,438)
Balances at June 30, 2024 (Unaudited)	92,486	$9	154,465	$15	$420,948	$(284,643)	$(43,018)	$93,311

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	76,895	$8	154,477	$15	$333,888	$(240,454)	$35,881	$129,338
Equity-based compensation expense	—	—	—	—	6,496	—	—	6,496
Exercise of common share options and vested RSUs	2,882	—			7,354			7,354
Issuance of Class A common stock	12,697	1			72,640			$72,641
Exchange of combined interests for Class A common stock	12	—	(12)		—			—
Rebalancing of ownership percentage for conversion of combined interest into Class A shares					570		(570)	—
Net loss					—	(44,189)	(78,329)	(122,518)
Balances at June 30, 2024 (Unaudited)	92,486	$9	154,465	$15	$420,948	$(284,643)	$(43,018)	$93,311
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2025	2024
OPERATING CASH FLOW
Net Loss	$(68,004)	$(122,518)
Adjustments to reconcile net loss to operating cash flow:
Depreciation	529	892
Amortization of intangibles	89	89
Equity-based compensation expense	9,697	6,496
Disposal of property, plant and equipment	46	—
Impairment of intangible asset	—	71
Gain on insurance proceeds received for damage to property, plant and equipment	—	(122)
Change in fair value of warrant liabilities	—	45,778
Other Changes in assets and liabilities:
Prepaid expenses and other assets	(600)	7,676
Accounts and other receivables (2025 - $979; 2024 - $2,119 from related party)	8,310	1,752
Long-lead material work in process	(20,959)	(4,866)
Long-lead material liability	(4)	122
Accounts payable and accrued expenses (2025 - $0; 2024 - $2,847 from related party)	16,222	(273)
Net change in right of use assets and lease liabilities	(103)	(986)
Deferred revenue	(300)	(820)
Accrued compensation	(1,030)	(2,812)
Net Cash Used in Operating Activities	(56,107)	(69,521)

INVESTING CASH FLOW
Sale of short-term investments	20,000	—
Purchase of short-term investments	(103,051)	—
Purchase of investments	(69,168)	—
Insurance proceeds received for damage to property, plant and equipment	—	195
Net Cash (Used) Provided by Investing Activities	(152,219)	195

FINANCING CASH FLOW
Proceeds from the issuance of common stock, net of issuance fees	99,757	72,641
Proceeds from exercise of common share options	4,708	7,354
Net Cash Provided by Financing Activities	104,465	79,995

Net Change in Cash, Cash Equivalents and Restricted Cash	(103,861)	10,669
Cash, cash equivalents and restricted cash:
Beginning of period	406,656	125,365
End of period	$302,795	$136,034
Summary of Noncash Investing and Financing Activities:
Accrued foreign income tax withholding to noncontrolling interests	$416	$—
Supplemental disclosures of cash flow information:
Foreign income taxes paid	$1,600	$—
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

1.Nature of Business
Organization

NuScale Power Corporation (“NuScale Corp”) is incorporated under the laws of Delaware. The Company is the primary beneficiary of NuScale LLC, a variable interest entity (“VIE”), and all activity of NuScale LLC and the Company are consolidated herein. NuScale LLC is a limited liability company organized in Oregon in 2011. “NuScale”, the “Company”, “us”, “we” and “our” refer to NuScale Corp and its consolidated subsidiaries.
Operations
NuScale is commercializing a modular, scalable electric Light Water Reactor nuclear power plant with 77 megawatt (gross) NPMs, using exclusive rights to a nuclear power plant design obtained from Oregon State University (“OSU”). The following represents key milestones in the development of this technology:
•December 2016: Design Certification Application (“DCA”) completed;
•January 2017: DCA submitted to the NRC;
•March 2017: DCA accepted for review by the NRC;
•August 2020: NRC issued the Final Safety Evaluation Report ("FSER");
•July 2023: SDA Application and associated licensing topical reports accepted for formal review by the NRC; and
•May 2025: NRC finalized their review and approved the SDA.
The FSER represented the NRC’s completion of its technical review and approval of the NuScale SMR design. Now that the NRC has also approved the SDA, customers are able to proceed with plans to develop NuScale power plants and file applications seeking permission to build and operate an SMR in the United States that utilizes the 77 megawatt-per-module NPM design.

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
These financial statements are unaudited. In management’s opinion, they contain all adjustments of a normal recurring nature that are necessary to present fairly our financial position and our operating results as of and for the interim periods presented.

Principles of Consolidation

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

As part of the Transaction, NuScale Corp has been determined to be the primary beneficiary of NuScale LLC, a VIE. As the sole managing member of NuScale LLC, NuScale Corp has both the power to direct the activities, and direct ownership to share in the revenues and expenses, of NuScale LLC. As such, all the activity of NuScale LLC has been consolidated in the accompanying condensed consolidated financial statements. All assets and liabilities included in the balance sheet are that of NuScale LLC, other than certain prepaid assets and accounts payable and accrued expenses. All significant intercompany transactions have been eliminated upon consolidation.

Cash, Cash Equivalents, Investments and Restricted Cash

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at the time of purchase. Our Short-term investments have an initial maturity of between three and twelve months at the time of purchase, while anything with a maturity in excess of twelve months is included as Investments on the condensed consolidated balance sheet.

Cash in the amount of $5,100 at June 30, 2025 and December 31, 2024 is restricted as collateral for the letter of credit associated with the Release Agreement with CFPP LLC, and is identified as Restricted cash in the condensed consolidated balance sheet. The restricted cash balance plus cash and cash equivalents on the condensed consolidated balance sheet equals cash, cash equivalents and restricted cash, as reflected in the condensed consolidated statements of cash flows.
Revenue Recognition
In addition to advancing the commercialization of its SMR, NuScale provides engineering and licensing services, while also charging licensing fees to customers.
The Company recognizes fixed price contract revenue with multiple performance obligations as each obligation is completed. The Company allocates the transaction price to each performance obligation using an estimate of the stand-alone selling price of each distinct service in the contract. For performance obligations satisfied at a point in time, we recognize revenue when delivery of the promised good has occurred or the service has been rendered. For performance obligations satisfied over time we use the cost to cost input method to estimate the amount to recognize. Revenue recognized on contracts that has not been billed to customers is classified as a current asset under Accounts and other receivables on the condensed consolidated balance sheet. Amounts billed to clients in excess of revenue recognized are classified as Deferred revenue.

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
3.Noncontrolling Interests and Loss Per Share
Noncontrolling Interests

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

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
Noncontrolling Interests	2025	2024	2025	2024
NuScale Corp Class A common stock
Beginning of period	133,031,072	86,760,243	122,842,474	76,895,166
Exchange of combined interests for Class A common stock	22,922	8,660	3,271,214	12,297
Issuance of Class A common stock	—	4,198,064	4,548,127	12,696,994
Exercise of options, warrants and vested RSUs	699,456	1,519,391	3,091,635	2,881,901
End of period	133,753,450	92,486,358	133,753,450	92,486,358

NuScale LLC Class B Units (NCI)
Beginning of period	151,006,371	154,473,395	154,254,663	154,477,032
Exchange of combined interests for Class A common stock	(22,922)	(8,660)	(3,271,214)	(12,297)
End of period	150,983,449	154,464,735	150,983,449	154,464,735

Total
Beginning of period	284,037,443	241,233,638	277,097,137	231,372,198
Issuance of Class A common stock	—	4,198,064	4,548,127	12,696,994
Exercise of options, warrants and vested RSUs	699,456	1,519,391	3,091,635	2,881,901
End of period	284,736,899	246,951,093	284,736,899	246,951,093
The ownership percentages of the controlling and noncontrolling interests are as follows:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2025	2024	2025	2024
NuScale Corp Class A common stock
Beginning of period	46.8%	36.0%	44.3%	33.2%
End of period	47.0%	37.5%	47.0%	37.5%

NuScale LLC Class B Units (NCI)
Beginning of period	53.2%	64.0%	55.7%	66.8%
End of period	53.0%	62.5%	53.0%	62.5%

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

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to Class A common stockholders	$(17,641)	$(27,617)	$(31,646)	$(44,189)
Weighted-average shares for basic and diluted loss per share	133,417,743	89,553,679	130,583,744	84,569,371
Basic and Diluted loss per share of Class A common stock	$(0.13)	$(0.31)	$(0.24)	$(0.52)
Anti-dilutive securities excluded from shares outstanding:
Shares of Class B common stock	150,983,449	154,464,735	150,983,449	154,464,735
Stock options	5,199,984	9,884,004	5,199,984	9,884,004
Warrants	—	18,458,701	—	18,458,701
Time-based RSUs	4,493,419	5,975,343	4,493,419	5,975,343
Total	160,676,852	188,782,783	160,676,852	188,782,783

On November 8, 2024, NuScale entered into a Sales Agreement with TD Securities (USA) LLC, UBS Securities LLC, B. Riley Securities, Inc. and Canaccord Genuity LLC as sales agents under which the Company may offer and sell shares of our Class A common stock, having an aggregate sales price of up to $200,000 (“ATM Program”). During the six months ended June 30, 2025, the Company issued and sold 4,548,127 shares of Class A common stock for the gross and net proceeds of $102,416 and $99,757, respectively, with a weighted average price of $22.68 per share. No such sales were executed during the three months ended June 30, 2025. As of June 30, 2025, we had 17,187,349 shares of Class A common stock, at an aggregate sales price up to $26,422, eligible for sale under the ATM Program.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Previous to the current ATM Program, the Company utilized a similar agreement under which the Company offered and sold shares of the NuScale Corp’s Class A common stock. During the three months ended June 30, 2024, the previous ATM generated gross and net proceeds of $31,821 and $31,025, respectively, selling 4,198,064 shares of Class A common stock, with a weighted average price of $7.58 per share. During the six months ended June 30, 2024, the previous ATM generated gross and net proceeds of $74,502 and $72,639, respectively, selling 12,696,994 shares of Class A common stock, with a weighted average price of $5.87 per share.
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

The carrying amount of certain financial instruments, including deposits, accounts payable and accrued expenses, approximates fair value due to their short maturities. Our cash equivalents consist of money market funds denominated in U.S. dollars, certificates of deposit and United States treasury bills (“Treasury Bills”). Our Short-term investments consist of Treasury Bills, Certificates of Deposit and United States Government Mortgage-backed Securities (“U.S. Government Securities”), while our noncurrent Investments consist of U.S. Government Securities and Corporate Bonds issued by major United States banks (“Corporate Bonds”). The Treasury Bills, U.S. Government Securities and Corporate Bonds are all rated A1 or above and are classified as held-to-maturity and carried at amortized cost, as the Company has the intent and the ability to hold them until they mature. The carrying values of the Treasury Bills, U.S. Government Securities and Corporate Bonds are adjusted for accretion of discounts over the remaining life of the investment, while interest is recognized in interest income in the Company’s condensed consolidated statement of operations.

In determining the allowance for expected credit losses under ASC 326, Credit Losses, the credit quality and collectability of each class of financial assets are evaluated. For our Treasury Bills, U.S. Government Securities, Certificates of Deposit and Corporate Bonds, based on the maturity of the instruments and the strong credit ratings and historical performance of the counterparty, analysis indicates a minimal probability of default, and therefore, the expected credit loss is considered to be negligible.

The following table represents the Company’s financial assets measured at fair value on a recurring basis at June 30, 2025, while no such financial instruments were held at December 31, 2024:

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

	Amortized Cost Basis	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total
Cash Equivalents:
Treasury Bills	19,190	—	19,190	—	19,190
Certificates of Deposit	35,000		35,000		35,000
Money Market Accounts	4,724	4,724	—	—	4,724
Short-term Investments:
Treasury Bills	49,576	—	49,572	—	49,572
Certificates of Deposit	70,000		70,000		70,000
U.S. Government Securities	3,475	—	3,472	—	3,472
Investments:
U.S. Government Securities	55,107	—	55,040	—	55,040
Corporate Bonds	14,061	—	14,068	—	14,068
Total as of June 30, 2025	251,133	4,724	246,342	—	251,066
5.Accounts and Other Receivables
Accounts and other receivables, net include reimbursement requests outstanding from the cost share awards, interest receivable and commercial accounts receivable. The cost share reimbursement requests are recognized as eligible costs are incurred. Reimbursement under the awards is recognized as award funds are obligated, and are included in Sponsored cost share in the condensed consolidated statement of operations. Interest receivable of $2,278 and $1,398 was outstanding at June 30, 2025 and December 31, 2024, respectively.

Accounts receivable are presented net of allowance for credit losses. Management estimates an allowance for credit losses by evaluating customer and transaction-specific conditions, including adverse situations that may affect a customer’s ability to pay, as well as both microeconomic and macroeconomic factors.

Interest receivable earned from our financial assets measured at fair value is analyzed under ASC 326, Credit Losses. Based on the analysis of the underlying financial instruments, it is considered to be negligible.

As of December 31, 2024, the Company had an allowance for credit losses of $1,000, with no change to this allowance during the six months ended June 30, 2025.

6.Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	June 30, 2025	December 31, 2024
Furniture and fixtures	$27	$27
Office and computer equipment	5,021	5,050
Software	11,855	11,855
Operations equipment	1,165	1,165
Leasehold improvements	2,189	2,189
	20,257	20,286
Less: Accumulated depreciation	(18,411)	(17,909)
Add: Assets under development	—	44
Net property, plant and equipment	$1,846	$2,421

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Depreciation of property, plant and equipment for the three months ended June 30, 2025 and 2024 was $260 and $402, respectively. Of these amounts, $59 and $201 is included in G&A expenses and Other expense, respectively, for the 2025 fiscal year and $80 and $322, respectively, for the 2024 fiscal year.
Depreciation of property, plant and equipment for the six months ended June 30, 2025 and 2024 was $529 and $892, respectively. Of these amounts, $120 and $409 is included in G&A expenses and Other expense, respectively, for the 2025 fiscal year and $174 and $718, respectively, for the 2024 fiscal year.
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

As a result of DOE’s investment in the LLM, as of June 30, 2025 and December 31, 2024, NuScale has included a Long-lead material liability on the accompanying condensed consolidated balance sheet in the amount of $32,323 and $32,327, respectively, for the estimated cost to gain 100% of the LLM, once completed.

The Company has continued to advance its investment into LLM, which represents in-process inventory recorded at cost and is identified as Long-lead material work in process on the condensed consolidated balance sheet in the amount of $64,338 and $43,388 as of June 30, 2025 and December 31, 2024, respectively.
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

The Company has determined that its Chief Executive Officer (“CEO”), Chief Commercial Officer (“CCO”) and Chief Financial Officer (“CFO”) are its chief operating decision makers (“CODM”). During the three and six months ended June 30, 2025 and 2024, these individuals made decisions on resource allocation, assessed performance of the business and monitored budget versus actual results using Net loss, which is provided in the accompanying condensed consolidated statements of operations. These measures are used to allocate resources for business activities on a consolidated basis as the Company operates in one reportable segment. The Company does not use a measure of segment assets in its decision making. When evaluating how to allocate resources, CODMs primarily focus on Labor costs, which are the significant expenses within Loss from operations and Net loss. Labor costs, which include salaries and wages and equity-based compensation, totaled $20,055 and $19,122 for the three months ended June 30, 2025 and 2024, respectively, while Labor costs totaled $37,758 and $36,153 for the six months ended June 30, 2025 and 2024, respectively. Labor costs are included in all three of the Company’s operating expense line items on the condensed consolidated statements of operations.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
9.Revenue
The following table presents our revenue disaggregated into categories based on the nature of such revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue Categories	2025	2024	2025	2024
Power Plant and NPM related services	$7,435	$861	$20,404	$2,087
Energy Exploration Centers	551	57	923	170
Other	68	49	102	89
Total	$8,054	$967	$21,429	$2,346
10.Employee Benefits
The Company sponsors a defined contribution 401(k) Plan with contributions to be made at the sole discretion of management. Under the provisions of the 401(k) Plan, the Company matches the employees’ contributions for the first 3% of compensation and matches 50% of the employees’ contributions for the next 2% of compensation. The expense recorded for the 401(k) Plan was $365 and $526 for the three months ended June 30, 2025 and 2024, respectively, while for the six months ended June 30, 2025 and 2024, the Company expensed $1,025 and $1,139, respectively.
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

The effective tax rate was 0% for the three and six months ended June 30, 2025 and 2024. The effective income tax rate for the three and six months ended June 30, 2025 differed significantly from the statutory rates, primarily due to the losses allocated to the NCI and the recognition of a valuation allowance as a result of the Company’s new tax structure following the Transaction.

During the three and six months ended June 30, 2025 and 2024, the Company incurred no domestic income tax, but did incur $342 in foreign withholding tax expense in the country of Romania during the six months ended June 30, 2025.

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at NuScale Corp as of June 30, 2025, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state and local income tax returns are currently under examination by the respective taxing authorities.

On July 4, 2025, President Trump signed into law The One Big Beautiful Bill Act (OBBBA), which is a comprehensive piece of legislation with significant business tax impacts, aimed at extending provisions from the 2017 Tax Cuts and Jobs Act as well as introducing new changes. The OBBBA includes restoring 100% bonus depreciation for certain property, eliminates the requirement to capitalize research and development expenses, and reverts the limitation on business interest deductions to 30% of EBITDA for tax years beginning after December 31, 2024. The OBBBA modifies clean energy tax incentives and adjusts international tax rules. The impact of the OBBBA on the Company is currently being quantified.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
12.Equity-Based Compensation

Time-based RSUs

On February 28, 2025, the Board approved 1,611,357 employee time-based RSU awards, of which 1,576,743 RSUs were granted during the six months ended June 30, 2025, for an aggregate value of $28,009, while during the same period in the prior year, 4,598,635 RSUs with an aggregate value of $14,716 were granted to employees. Both awards vest one-third annually from the grant date. During the three and six months ended June 30, 2025, 1,921,580 RSUs vested with Class A common shares issued.

13.Related Party Transactions
From time to time, NuScale enters into strategic agreements with Fluor, whereby Fluor or the Company perform services for one another. While the Company incurred no expenses related to Fluor during the 2025 fiscal year, during the six months ended June 30, 2024, NuScale incurred expenses of $108. No amounts were due to Fluor at June 30, 2025 or December 31, 2024.

For the three and six months ended June 30, 2025, the Company earned revenue of $7,431 and $14,700, respectively, from Fluor, while earning $523 for both the three and six months ended June 30, 2024. At June 30, 2025 and December 31, 2024, Fluor owed the Company $2,676 and $3,655, respectively, which are included in Accounts and other receivables, net on the condensed consolidated balance sheet.

For the three and six months ended June 30, 2025, Fluor accounted for 92% and 69%, respectively, of total revenue, while for the same periods in the prior year, Fluor accounted for 54% and 22%, respectively.
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

Multiple shareholder class action lawsuits were filed in the U.S. District Court for the District of Oregon against the Company and certain of its current or former officers, namely John Hopkins, Chris Colbert, Robert Hamady and Clayton Scott: (1) Sigman v. NuScale Power Corp., et al. (Case No. 23-1689, filed November 15, 2023), and (2) Ryckewaert v. NuScale Power Corp., et al. (Case No. 23-1956, filed December 26, 2023). These lawsuits asserted virtually identical allegations and claims and were consolidated before the same judge on February 2, 2024. The lawsuits assert claims under the federal securities laws and allege that the Company and members of management made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations and prospects, and specifically about certain of the Company’s agreements with customers. On July 1, 2025, after granting the Company’s motion to dismiss, the court entered a judgment dismissing the consolidated case with prejudice.

On December 10, 2024, a purported class action lawsuit titled Tucker v. NuScale Power Corporation, et al., Case No. 2024-1272-NAC (Del. Ch. Ct.) was filed in the Court of Chancery of the State of Delaware. The lawsuit names the Company, eight current board members and one former board member as defendants. The lawsuit broadly alleges that the Company’s corporate opportunity waiver provision contained in the Company’s Certificate of Incorporation is overbroad and impermissibly waives certain fiduciary duties in contradiction to state statutory law. The named plaintiff seeks injunctive and declaratory relief, certification as class representative, and costs and fees for a to-be certified class of plaintiffs. The Board determined that it was in the Company’s best interest to seek an early negotiated resolution of the lawsuit without admitting liability, and before incurring significant litigation costs.

The Company therefore submitted revised corporate opportunity waiver language to the stockholders in advance of the Company’s 2025 annual meeting with the recommendation that the stockholders adopt the proposal, explaining that while the Company believed that the existing waiver provision as currently drafted, comports with Delaware law, the

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
proposed amendment would clarify that it is not, and was never, the Company’s intent to waive a fiduciary’s duty of loyalty, and that such waiver applies to a defined set of business opportunities. The proposed amendment would more closely align with the text of applicable Delaware statutory law, as well as the intent expressed by the state legislature in passing such laws.

Plaintiff, having been informed of the Company’s actions taken, then voluntarily dismissed the lawsuit. The stockholders thereafter voted to adopt the proposal and the Company’s Certificate of Incorporation was amended in connection therewith.

The parties have agreed that the Company shall pay plaintiff’s counsel $85 (the “Mootness Fee”) to resolve the anticipated application by plaintiff’s counsel for an award of attorney’s fees and reimbursement of expenses. In connection with the August 6, 2025 stipulated order closing the case, the Court ordered that the Company provide this notice. The Court has not and will not pass judgment on the amount of the Mootness Fee.

Doug Hoelscher et. al. v. John L. Hopkins, et. al. On May 14, 2025, three purported shareholders of NuScale Corp, Doug Hoelscher, Kimberly Hoelscher, and Cyril Hoelscher, filed suit in the U.S. District Court for the District of Oregon against certain of NuScale Corp’s current and former officers and directors, namely John L. Hopkins, Chris Colbert, Robert R. Hamady, Clayton Scott, James T. Hackett, Alan L. Boeckmann, Alvin C. Collins, Kent Kresa, Christopher Sorrells, Kimberly O. Warnica, Bum-Jin Chung, Shinji Fujino, and Jim Breuer. Plaintiffs alleged that certain members of NuScale Corp’s management made materially false and/or misleading statements and failed to disclose materially adverse facts about NuScale Corp’s business, operations and prospects, and specifically about NuScale Corp’s agreements with customers. Plaintiffs voluntarily dismissed the action on August 6, 2025.

In connection with DOE and UAMPS Award 8935, DOE designated NuScale as a subrecipient to UAMPS for the production of NPM 1, while classifying NuScale as a contractor or subcontractor for NPMs 2-12. As part of DOE’s classification of NuScale as a contractor or subcontractor for NPMs 2-12, DOE noted that should NuScale fail to initiate commercial operation of NPM 1, DOE has the right to demand repayment of the fees invoiced for NPMs 2-12. We have established a LLM liability on the consolidated balance sheet associated with this right in the amount of $32,323. We are currently in advanced discussions with the DOE and CFPP LLC to complete the transfer of all of right, title and interest in the LLM and execute the payment of the LLM liability.

Under the Release Agreement, the Company is required to have credit support to fund the amount of its potential reimbursement of demobilization and wind down costs with CFPP LLC. This account is identified as Restricted cash in the amount of $5,100 on the accompanying condensed consolidated balance sheet and acts as collateral for the $5,000 letter of credit outstanding at June 30, 2025.

In December 2024, the Company entered into a purchase commitment for additional LLM to support the development of future NPMs. During the course of 2025, the Company entered into additional long-term commitments to support the development of future NPMs.

In January 2025 we entered into sales and marketing agreements for services to be provided ratably over 2025 and these sales and marketing agreements were extended for one additional year, increasing the Company’s commitment by an additional $34,800.

The following table sets forth the principal cash obligations and commitments that the Company has entered into, assuming no renewals thereafter.

		Payments Due By Year
	Total	2025	2026	2027	2028
Materials purchase commitments - LLM	$99,514	$54,476	$34,645	$10,393	$—
Supply chain readiness and manufacturing	$16,932	9,254	5,754	1,924	—
Services commitments - Other	$25,833	4,935	10,729	6,869	3,300
Sales and marketing agreements	$52,200	17,400	34,800	—	—
Total	$194,479	$86,065	$85,928	$19,186	$3,300

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
From time to time, NuScale enters into technical assistance grant programs with the United States Trade and Development Agency (“USTDA”), whereby the Company receives cost share commitments to support licensing work in foreign markets. Under these programs, NuScale has agreed to pay the USTDA a certain percentage of all revenue earned in a geographic area or associated with a specific contract. Should NuScale earn revenue under the guidelines of these programs, the Company could owe the USTDA for funds previously received, or up to $7,690.
15.Subsequent Events

On July 31, 2025, the Company and Fluor entered into an Exchange and Lock-up Agreement that increased the maximum exchange limit in connection with the previously scheduled quarterly exchange of Class B units of NuScale LLC held by Fluor for Class A common stock of the Company to 15,000,000. The Exchange and Lock-up Agreement also subjects Fluor to certain lock-up and trading restrictions, subject to certain exceptions, with respect to any Class A common stock received by Fluor in the exchange.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of NuScale Corp should be read together with our financial statements as of and for the years ended December 31, 2024, 2023 and 2022 and our unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2025 and 2024, together with related notes thereto. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. As used herein, “NuScale,” the “Company,” “us,” “our” or “we” refer to NuScale Corp, together with its consolidated subsidiaries.
Overview

Our mission is to provide scalable advanced nuclear technology to produce electricity, heat and clean water to improve the quality of life for people around the world. We are changing the power that changes the world by creating an energy source that is smarter, cleaner, safer and cost competitive.

Our small modular reactor (“SMR”), known as NuScale Power Module™ (“NPM”), provides a scalable power plant solution incorporating enhanced safety, improved affordability and extended flexibility for diverse electrical and process heat applications. Our scalable design provides carbon-free energy at a reduced cost when compared with gigawatt-sized nuclear facilities.

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

In May 2025, the NRC finalized their review and approved the Company’s SDA application and the associated licensing topical reports for NuScale’s 6-unit 77 MWe NPM design. Customers in the United States are now able to reference the certified design and SDA for expedited construction and operating licensing of NuScale’s SMR pursuant to 10 CFR Part 52.

The Company has partnered with ENTRA1, which acts as NuScale’s global strategic partner for commercialization and development of power plants utilizing NPMs. ENTRA1 holds the exclusive rights for the worldwide commercialization, distribution, sales and development of our products, services and power plants. In this strategic partnership, the Company collaborates on joint development initiatives and financially contributes alongside the partnership in joint activities which may be recoverable as part of its development costs. ENTRA1 can decide whether to participate in a commercial opportunity. If ENTRA1 declines to participate in a commercial opportunity, NuScale may pursue the opportunity on its own.

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

Results of Operations

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue (2025 - $7,431 and $14,700; 2024 - $523 and $523 from related party)	$8,054	$967	$21,429	$2,346
Cost of sales	(6,273)	(850)	(12,646)	(1,585)
Gross Margin	1,781	117	8,783	761
Research and development expenses	11,802	12,132	20,933	25,287
General and administrative expenses	22,523	16,827	45,787	36,186
Other expenses (2025 - $0 and $0; 2024 - $0 and $108 from related party)	10,538	13,036	20,472	25,139
Loss From Operations	(43,082)	(41,878)	(78,409)	(85,851)
Sponsored cost share	21	2,448	84	5,844
Change in fair value of warrant liabilities	—	(36,733)	—	(45,778)
Interest income	5,452	1,725	10,663	3,267
Loss Before Income Taxes	(37,609)	(74,438)	(67,662)	(122,518)
Foreign income taxes	—	—	342	—
Net Loss	$(37,609)	$(74,438)	$(68,004)	$(122,518)
Comparison of the Three Months Ended June 30, 2025 and 2024

Revenue and Cost of Sales
The increase in revenue and cost of sales was primarily attributable to engineering services in support of advancing RoPower’s goal of deploying a power plant powered by six NPMs in Romania.

General and Administrative
G&A expenses increased due to higher strategic business development costs in the amount of $3.9 million as we increase our commercialization efforts and $2.2 million in legal and accounting fees.

Other
Other expenses decreased during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, when there was a $3.2 million one-time charge associated with the workforce reduction in 2024 as we transitioned from an R&D-based company to a commercial company. This decrease was partially offset by higher equity-based compensation costs during the three months ended June 30, 2025.

Sponsored Cost Share
Sponsored cost share decreased due to the Company reaching the cost share cap with DOE and USTDA.

Change in Fair Value of Warrant Liabilities
There was no change in the fair value of warrant liabilities during the three months ended June 30, 2025 because all of the Company’s 18.5 million warrants outstanding at June 30, 2024 were either redeemed by the Company in the fourth quarter of the 2024 fiscal year or exercised by the holder in the second half of the 2024 fiscal year.

Interest Income
The increase in interest income reflects the Company’s stronger cash position which resulted in higher investments in cash equivalents, short-term investments and longer-term investments during the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2025 and 2024

Revenue and Cost of Sales
The increase in revenue and cost of sales was attributable to engineering and licensing fees and services in support of advancing RoPower’s goal of deploying a power plant powered by six NPMs in Romania.

Research and Development
Research and development expenses decreased due to management’s implementation of various internal cost optimization measures that resulted in $2.6 million of compensation cost savings, and lowered professional fees by $2.0 million in connection with the Company’s transition from an R&D-based company to a commercial company and the completion of SDA in the second quarter of 2025.

General and Administrative
G&A expenses increased due to higher strategic business development costs in the amount of $7.6 million as we increased our commercialization efforts and $5.0 million in legal and accounting fees. These increases were partially offset by $3.2 million of compensation cost savings.

Other
Other expenses decreased as a result of $8.2 million in compensation cost savings, which includes the one-time $3.2 million restructuring charge associated with the workforce reduction in 2024. This decrease was partially offset by higher equity-based compensation costs.

Sponsored Cost Share
Sponsored cost share decreased due to the Company reaching the cost share cap with DOE and USTDA.

Change in Fair Value of Warrant Liabilities
There was no change in the fair value of warrant liabilities during the six months ended June 30, 2025 because all of the Company’s 18.5 million warrants outstanding at June 30, 2024 were either redeemed by the Company in the fourth quarter of the 2024 fiscal year or exercised by the holder in the second half of the 2024 fiscal year.

Interest Income
The increase in interest income reflects the Company’s stronger cash position which resulted in higher investments in cash equivalents, short-term investments and longer-term investments during the six months ended June 30, 2025.
Liquidity and Capital Resources
On November 8, 2024, NuScale entered into a new Sales Agreement with TD Securities (USA) LLC, UBS Securities LLC, B. Riley Securities, Inc. and Canaccord Genuity LLC as sales agents under which the Company may offer and sell shares of our Class A common stock, having an aggregate sales price of up to $200.0 million (“ATM Program”). During the six months ended June 30, 2025, the Company issued and sold 4,548,127 shares of Class A common stock for the gross and net proceeds of $102.4 million and $99.8 million, respectively, with a weighted average price of $22.68 per share. No such sales were executed during the three months ended June 30, 2025. As of June 30, 2025, we had 17,187,349 shares of Class A common stock, at an aggregate sales price up to $26.4 million, eligible for sale under the ATM Program.

Since NuScale’s inception, we have incurred significant operating losses and have an accumulated deficit of $408.7 million, with negative operating cash flows. As of June 30, 2025, we had cash and cash equivalents of $297.7 million, short-term investments of $123.1 million with no debt. Historically, our primary sources of cash included investment capital, and DOE and other government sponsored cost share agreements to support the advancement of our SMR technology both domestically and abroad. As we transition from research and development to the commercialization of our technology, we are focusing on commercial contracts that generate revenue. During the year ended December 31, 2024, we executed two revenue generating agreements in relation to the advancement of Doicesti project Phase 2 Front-End Engineering and Design, a project which targets the development of six NuScale power modules at a former coal plant site in Doicesti, Romania.

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
Comparison of Cash Flows for the Six Months Ended June 30, 2025 and 2024

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net Cash Used in Operating Activities	$(56,107)	$(69,521)
Net Cash (Used) Provided by Investing Activities	(152,219)	195
Net Cash Provided by Financing Activities	104,465	79,995
Net Change in Cash and Cash Equivalents (A)	$(103,861)	$10,669

(A) Includes $5,100 in restricted cash
Cash Flows used in Operating Activities
Our cash used in operations decreased during the six months ended June 30, 2025 due to higher revenue and interest income as well as collections of receivables.

Cash Flows provided by Investing Activities
During the six months ended June 30, 2025, management executed a strategy to diversify the Company’s investment portfolio by purchasing more short term and longer-term investments to take advantage of higher interest rates, thereby leveraging the Company’s strong cash position.

Cash Flows provided by Financing Activities
During both the six months ended June 30, 2025 and 2024, net cash provided by financing activities consisted of proceeds from the utilization of our ATM Programs.
Commitments and Contractual Obligations
Under the Release Agreement, the Company is required to have credit support to fund the amount of its potential reimbursement of demobilization and wind down costs with CFPP LLC. This account is identified as Restricted cash in the amount of $5.1 million on the accompanying condensed consolidated balance sheet and acts as collateral for the $5.0 million letter of credit outstanding at June 30, 2025.

In December 2024, the Company entered into a purchase commitment for additional LLM to support the development of future NPMs. During the course of 2025, the Company entered into additional long-term commitments to support the development of future NPMs.

In January 2025 we entered into sales and marketing agreements for services to be provided ratably over 2025 and these sales and marketing agreements were extended for one additional year, increasing the Company’s commitment by an additional $34.8 million.

The following table sets forth the principal cash obligations and commitments that the Company has entered into, assuming no renewals thereafter.

			Payments Due By Year
(in thousands)	Total		2025	2026	2027	2028
Materials purchase commitments - LLM	$99,514		$54,476	$34,645	$10,393	$—
Supply chain readiness and manufacturing	$16,932		9,254	5,754	1,924	—
Services commitments - Other	$25,833		4,935	10,729	6,869	3,300
Sales and marketing agreements	$52,200		17,400	34,800	—	—
Total	$194,479	$194,479	$86,065	$85,928	$19,186	$3,300

From time to time, NuScale enters into technical assistance grant programs with the United States Trade and Development Agency (“USTDA”), whereby the Company receives cost share commitments to support licensing work in foreign markets. Under these programs, NuScale has agreed to pay the USTDA a certain percentage of all revenue earned in a geographic area or associated with a specific contract. Should NuScale earn revenue under the guidelines of these programs, the Company could owe the USTDA for funds previously received, or up to $7.7 million.
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

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, and as a result of the material weakness described below, our CEO and CFO concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act. Under the supervision and with the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective for the period ended June 30, 2025 because of the material weakness described below.

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

Notwithstanding the identified material weaknesses, the Company's management, including our CEO and CFO, have determined, based on the procedures we have performed, that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition and results of operations as of and for the periods presented in accordance with U.S. Generally Accepted Accounting Principles.

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

Multiple shareholder class action lawsuits were filed in the U.S. District Court for the District of Oregon against the Company and certain of its current or former officers, namely John Hopkins, Chris Colbert, Robert Hamady and Clayton Scott: (1) Sigman v. NuScale Power Corp., et al. (Case No. 23-1689, filed November 15, 2023), and (2) Ryckewaert v. NuScale Power Corp., et al. (Case No. 23-1956, filed December 26, 2023). These lawsuits asserted virtually identical allegations and claims and were consolidated before the same judge on February 2, 2024. The lawsuits assert claims under the federal securities laws and allege that the Company and members of management made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations and prospects, and specifically about certain of the Company’s agreements with customers. On July 1, 2025, after granting the Company’s motion to dismiss, the court entered a judgment dismissing the consolidated case with prejudice.

On December 10, 2024, a purported class action lawsuit titled Tucker v. NuScale Power Corporation, et al., Case No. 2024-1272-NAC (Del. Ch. Ct.) was filed in the Court of Chancery of the State of Delaware. The lawsuit names the Company, eight current board members and one former board member as defendants. The lawsuit broadly alleges that the Company’s corporate opportunity waiver provision contained in the Company’s Certificate of Incorporation is overbroad and impermissibly waives certain fiduciary duties in contradiction to state statutory law. The named plaintiff seeks injunctive and declaratory relief, certification as class representative, and costs and fees for a to-be certified class of plaintiffs. The Board determined that it was in the Company’s best interest to seek an early negotiated resolution of the lawsuit without admitting liability, and before incurring significant litigation costs.

The Company therefore submitted revised corporate opportunity waiver language to the stockholders in advance of the Company’s 2025 annual meeting with the recommendation that the stockholders adopt the proposal, explaining that while the Company believed that the existing waiver provision as currently drafted, comports with Delaware law, the proposed amendment would clarify that it is not, and was never, the Company’s intent to waive a fiduciary’s duty of loyalty, and that such waiver applies to a defined set of business opportunities. The proposed amendment would more closely align with the text of applicable Delaware statutory law, as well as the intent expressed by the state legislature in passing such laws.

Plaintiff, having been informed of the Company’s actions taken, then voluntarily dismissed the lawsuit. The stockholders thereafter voted to adopt the proposal and the Company’s Certificate of Incorporation was amended in connection therewith.

The parties have agreed that the Company shall pay plaintiff’s counsel $85,000.00 (the “Mootness Fee”) to resolve the anticipated application by plaintiff’s counsel for an award of attorney’s fees and reimbursement of expenses. In connection with the August 6, 2025 stipulated order closing the case, the Court ordered that the Company provide this notice. The Court has not and will not pass judgment on the amount of the Mootness Fee.

Doug Hoelscher et. al. v. John L. Hopkins, et. al. On May 14, 2025, three purported shareholders of NuScale Corp, Doug Hoelscher, Kimberly Hoelscher, and Cyril Hoelscher, filed suit in the U.S. District Court for the District of Oregon against certain of NuScale Corp’s current and former officers and directors, namely John L. Hopkins, Chris Colbert, Robert R. Hamady, Clayton Scott, James T. Hackett, Alan L. Boeckmann, Alvin C. Collins, Kent Kresa, Christopher Sorrells, Kimberly O. Warnica, Bum-Jin Chung, Shinji Fujino, and Jim Breuer. Plaintiffs alleged that certain members of NuScale Corp’s management made materially false and/or misleading statements and failed to disclose materially adverse facts about NuScale Corp’s business, operations and prospects, and specifically about NuScale Corp’s agreements with customers. Plaintiffs voluntarily dismissed the action on August 6, 2025.
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

The Company has a limited number of authorized shares of Class A common stock remaining available for issuance, which could negatively impact our ability to raise capital.

Our certificate of incorporation currently authorizes 332,000,000 shares of Class A common stock for issuance. As of June 30, 2025, there were approximately 21,000,000 shares of Class A common stock authorized share remaining. Our primary source of capital raising since 2023 has been selling shares of Class A common stock through the ATM program. Our ability to raise additional capital by selling shares of Class A common stock is limited by the number of available authorized shares, and amending the Company’s Certificate of Incorporation to increase the number of authorized shares will require stockholder approval. The stockholder approval process can be time consuming, and there is no assurance that stockholders would approve such an amendment, which could negatively impact our ability to raise capital.

Our commercialization strategy relies heavily on our relationships with ENTRA1, Fluor and other strategic investors and partners, who may have interests that diverge from ours and who may not be easily replaced if our relationships terminate.

We rely heavily upon our relationship with ENTRA1 to commercialize our NPM and our other products and services, as well as our relationships with Fluor, the largest stockholder in NuScale Corp, and other investors and strategic partners. As our exclusive global strategic partner, ENTRA1 holds the exclusive rights for the worldwide commercialization, distribution, sales and development of our products, services and power plants pursuant to the amended and restated Strategic Alliance Agreement, effective May 7, 2025 (the “Strategic Alliance Agreement”), which also restricts our ability to directly or indirectly contact or enter into arrangements with anyone who has, or had, a relationship with ENTRA1. We granted Fluor certain rights to provide engineering, procurement and construction services in connection with NuScale’s general plant design, project-specific designs and services typically performed by Fluor or its direct competitors. Similarly, we have entered into certain agreements with Doosan Heavy Industries and Construction Company, Ltd., IHI Corporation, and Sarens Nuclear & Industrial Services, LLC for certain planning, engineering, manufacturing and support activities with JGC Holdings Corporation, an affiliate of Japan NuScale Innovation, LLC, related to the engineering, procurement and construction (“EPC”) and commissioning of the first NuScale SMR-based plant, with Samsung C&T Corporation related to certain EPC activities; and with GS Energy with respect to project development in certain markets.

Our strategic partners may have interests that diverge from our interests, and which may hinder our ability to negotiate sales to customers. If we lose our agreements with strategic partners, we may need to find new contractors who may have less experience designing and building nuclear plants, developing NuScale SMRs, or commercializing our products and services. In addition, in the event of a termination of the Strategic Alliance Agreement, there will be non-circumvention restrictions on our ability to pursue certain opportunities without ENTRA1 or to contact or enter into any arrangement with anyone that has, or had, a relationship with ENTRA1, and may subject the Company to significant damages in the event the Company causes a material breach. The termination of any of the Strategic Alliance Agreement or agreements described above with Fluor, Doosan Heavy Industries and Construction Company, Ltd., IHI Corporation, and Sarens Nuclear & Industrial Services, LLC, JGC Holdings Corporation, Samsung C&T Corporation, or GS Energy could substantially hinder our ability to expand our production capacity and installation of NuScale power plants and could materially adversely affect our business, prospects, financial condition, results of operations and/or reputation.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

The federal government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated or is considering the imposition of tariffs on certain foreign goods. Changes in U.S. trade policy have resulted in many U.S. trading partners adopting responsive trade policies, and additional responsive trade policies could be adopted in the future. These measures could also result in increased costs for goods imported into the United States. This in turn could require us to increase prices to our customers, or, if we are unable to increase prices, result in lowering our margin on products sold.

Our long-lead time components are manufactured overseas, and tariffs on such components would increase our costs to the extent those components are imported into the U.S. If there are retaliatory tariffs imposed by countries to which we are exporting, we may not be able to pass the cost through to our customers or our products could be less competitive as compared to competitors.

We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.

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

3.1*	Certificate of Incorporation of NuScale Power Corporation
3.2	Amended and Restated Bylaws of NuScale Power Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on December 7, 2022)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL)
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

NuScale Power Corporation

Date	By:	/s/ John Hopkins
August 7, 2025	Name:	John Hopkins
	Title:	Chief Executive Officer

Date	By:	/s/ Robert Ramsey Hamady
August 7, 2025	Name	Robert Ramsey Hamady
	Title:	Chief Financial Officer