Form 10-Q
period 2025-09-30
NUSCALE POWER Corp
filed 2025-11-06
CIK 1822966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________
Commission file number 001-39736
______________________
NUSCALE POWER CORPORATION
(Exact name of registrant as specified in its charter)
______________________

Delaware			98-1588588
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1100 NE Circle Blvd., Suite 350	Corvallis	Oregon	97330
(Address of Principal Executive Offices)			(Zip Code)
(971) 371-1592
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	SMR	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 167,659,304 Class A common shares, $0.0001 par value, and 130,817,571 Class B common shares, $0.0001 par value, outstanding as of October 31, 2025.

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
• “DCA” refers to Design Certification Application.
• “DOE” refers to the U.S. Department of Energy.
• “ENTRA1” refers to ENTRA1 Energy LLC.
• “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.
• “Fluor” refers to Fluor Enterprises, Inc., a California corporation, which is wholly owned by Fluor
Corporation (NYSE: FLR).
• “FSER” refers to Final Safety Evaluation Report.
• “GAAP” refers to Generally Accepted Accounting Principles in the United States.
• “G&A” refers to general and administrative.
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
• “Milestone Contribution” refers to milestone contributions included in the PMA
• “MWe” refers to one million watts of electric power, i.e. megawatts.
• “NPM” refers to NuScale Power Module™.
• “NRC” refers to the U.S. Nuclear Regulatory Commission.
• “NuScale” and the “Company” refers to NuScale Corp and its consolidated subsidiaries, including NuScale LLC.
• “NuScale Corp” refers to NuScale Power Corporation, a Delaware corporation and the combined company following the consummation of the Transaction.
• “NuScale LLC” refers to NuScale Power, LLC, an Oregon limited liability company and subsidiary of NuScale Power Corp.
• “NuScale LLC Class B units” refers to non-voting, Class B units of NuScale LLC.
• “PMA” refers to the Partnership Milestones Agreement entered into by NuScale LLC and ENTRA1 on August 27, 2025.
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
• “UAMPS” refers to the Utah Associated Municipal Power Systems.
• “Warrants” refers collectively to the Public Warrants and the Private Placement Warrants.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, as amended by the Private Securities Litigation Reform Act of 1995, that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding our financial position and business strategy and the expressed or implied expectations, beliefs, intentions, plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “continue,” “could,” “should,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “forecast,” “will,” “would,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-Q may include, for example, statements about:
•our need for and ability to obtain additional equity financing or other sources of funding, including in connection with the satisfaction of our payment obligations under the PMA (as defined below);
•our financial and business performance, including financial projections and business metrics, and our expectations regarding entering into firm revenue-producing contracts with future customers;
•our expectations regarding obtaining regulatory approvals, and the timing thereof, to deploy our SMRs in the United States and abroad;
•forecasts regarding end-customer adoption rates and demand for our products in markets that are new and rapidly evolving;
•macroeconomic conditions;
•adverse economic or market conditions that may harm our business;
•developments and projections relating to our partners, competitors and industry;
•limitations on the effectiveness of our controls and procedures and our remediation plans related thereto;
•our ability to implement and maintain effective policies, procedures, and internal controls;
•the amount of time for which we expect our cash and cash equivalents, and short-term investment balances and other available financial resources to be sufficient to fund our operations;
•our anticipated growth rates and market opportunities;
•the dependence of our business on our ability to attract and retain talented employees;
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

Important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, include, but are not limited to, the following: our status as a holding company; NuScale LLC being treated as a corporation for U.S. federal income tax or state tax purposes; requirements under the Tax Receivable Agreement; our ability to enter into binding contracts with customers to deliver NPMs; competition for commercial SMRs; delays in the development and manufacturing of NPMs and related technology; the possibility that we may incur losses in the future and may not be able to achieve or maintain profitability; the cost of electricity generated from nuclear sources or our NPMs may not be cost competitive; the market for SMRs is not yet established and may not achieve growth as expected; our dependence on our relationships with ENTRA1, Fluor and other strategic investors and partners; risks related to the PMA; our ability to manage our growth effectively; our need for additional funding in the future; manufacturing and construction issues; loss of government funding; the politically sensitive environment we operating in and the public perception of nuclear energy; our dependence on senior management and other highly skilled personnel; our ability to obtain design approvals internationally; our customers’ ability to obtain required regulatory approvals on a timely basis or at all; compliance with environmental laws and evolving government laws and regulations; the impact of changing trade policies and new or increased tariffs; risks related to cybersecurity; changes in tax laws; our ability to protect our intellectual property; our limited number of authorized shares available for issuance; the price of our Class A common stock may be volatile; resales of a majority of our shares that are or will be outstanding may cause the price of our stock to drop; risks related to our largest stockholder; additional sales of our common stock or exercise of our options could result in dilution to our stockholders; we have and may in the future be subject to short selling strategies; our ability to remediate the material weakness in our financial reporting; and other factors and uncertainties as are described in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”) and below in Part II, Item 1A “Risk Factors” of this Form 10-Q. If one or more of those risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results may vary in material respects from those projected in those forward-looking statements. There may be additional risks that we currently consider immaterial, or which are unknown. It is not possible to predict or identify all such risks. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. No person should take any statement regarding past trends or activities as a representation that the trends or activities will continue in the future and are cautioned not to place undue reliance on the forward-looking statements included in this Form 10-Q.

Additional Information

NuScale Power Module™ is a trademark of ours that is used in this Form 10-Q and referred to in this Form 10-Q as NPM. Solely for convenience, the trademark referred to in this Form 10-Q may appear without the ™ symbol, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to this trademark.

Part I - Financial Information
Item 1. Financial Statements
NuScale Power Corporation
Condensed Consolidated Balance Sheet (Unaudited)

(in thousands, except share and per share amounts)	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$407,585	$401,556
Short-term investments	284,200	40,000
Restricted cash	5,100	5,100
Prepaid expenses	7,746	3,377
Accounts and other receivables, net (2025 - $5,186; 2024 - $3,655 from related party)	15,187	21,104
Total current assets	719,818	471,137
Property, plant and equipment, net	2,118	2,421
In-process research and development	16,900	16,900
Intangible assets, net	571	704
Goodwill	8,255	8,255
Long-lead material work in process	63,315	43,388
Investments	61,991	—
Other assets	10,167	1,868
Total Assets	$883,135	$544,673
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$403,415	$47,947
Accrued compensation	8,700	7,330
Long-lead material liability	32,323	32,327
Other accrued liabilities	560	1,356
Deferred revenue	630	762
Total current liabilities	445,628	89,722
Noncurrent liabilities	2,209	1,650
Deferred revenue	482	181
Total Liabilities	448,319	91,553
Stockholders’ Equity
Class A common stock, par value $0.0001 per share, 332,000,000 shares authorized, 167,595,781 and 122,842,474 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	17	12
Class B common stock, par value $0.0001 per share, 179,000,000 shares authorized, 130,817,571and 154,254,663 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	13	15
Additional paid-in capital	1,510,720	995,745
Accumulated deficit	(682,042)	(377,077)
Total Stockholders’ Equity Excluding Noncontrolling Interests	828,708	618,695
Noncontrolling interests	(393,892)	(165,575)
Total Stockholders' Equity	434,816	453,120
Total Liabilities and Stockholders' Equity	$883,135	$544,673
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue (2025 - $7,873 and $22,573; 2024 - $47 and $570 from related party)	$8,242	$475	$29,671	$2,821
Cost of sales	(5,533)	(295)	(18,179)	(1,880)
Gross Margin	2,709	180	11,492	941
Research and development expenses	11,054	12,160	31,987	37,447
General and administrative expenses	519,222	17,021	565,009	53,207
Other expenses (2025 - $0 and $0; 2024 - $0 and $108 from related party)	10,873	12,018	31,345	37,157
Loss From Operations	(538,440)	(41,019)	(616,849)	(126,870)
Sponsored cost share	33	660	117	6,504
Change in fair value of warrant liabilities	—	(7,191)	—	(52,969)
Investment income	5,761	2,008	16,424	5,275
Loss Before Income Taxes	(532,646)	(45,542)	(600,308)	(168,060)
Foreign income taxes	—	12	342	12
Net Loss	(532,646)	(45,554)	(600,650)	(168,072)
Net loss attributable to noncontrolling interests	(259,327)	(28,095)	(295,685)	(106,424)
Net Loss Attributable to Class A Common Stockholders	$(273,319)	$(17,459)	$(304,965)	$(61,648)

Loss per Share of Class A Common Stock:
Basic and Diluted	$(1.85)	$(0.18)	$(1.37)	$(0.70)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	147,685,584	95,197,500	223,201,115	88,137,939
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2025	133,753	$13	150,984	$15	$1,101,566	$(408,723)	$(194,009)	$498,862
Equity-based compensation expense	—	—	—	—	4,798	—	—	4,798
Exercise of common share options and vested RSUs	460	—	—	—	1,189	—	—	1,189
Issuance of Class A common stock	13,216	2	—	—	462,611	—	—	462,613
Exchange of combined interests for Class A common stock	20,166	2	(20,166)	(2)	—	—	—	—
Rebalancing of ownership percentage between controlling and the noncontrolling interests	—	—	—	—	(59,444)	—	59,444	—
Foreign income tax accrual to noncontrolling interests	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(273,319)	(259,327)	(532,646)
Balances at September 30, 2025	167,595	$17	130,818	$13	$1,510,720	$(682,042)	$(393,892)	$434,816

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	122,842	$12	154,255	$15	$995,745	$(377,077)	$(165,575)	$453,120
Equity-based compensation expense	—	—	—	—	14,495	—	—	14,495
Exercise of common share options and vested RSUs	3,551	—	—	—	5,897	—	—	5,897
Issuance of Class A common stock	17,765	3	—	—	562,367	—	—	562,370
Exchange of combined interests for Class A common stock	23,437	2	(23,437)	(2)	—	—	—	—
Rebalancing of ownership percentage between controlling and the noncontrolling interests	—	—	—	—	(67,784)	—	67,784	—
Foreign income tax accrual to noncontrolling interests							(416)	(416)
Net loss	—	—	—	—	—	(304,965)	(295,685)	(600,650)
Balances at September 30, 2025	167,595	$17	130,818	$13	$1,510,720	$(682,042)	$(393,892)	$434,816

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2024	92,486	$9	154,465	$15	$420,948	$(284,643)	$(43,018)	$93,311
Equity-based compensation expense	—	—	—	—	3,946	—	—	$3,946
Exercise of common share options and vested RSUs	2,244	—	—	—	7,221	—	—	$7,221
Issuance of Class A common stock	2,965	1	—	—	31,200	—	—	$31,201
Exchange of combined interests for Class A common stock	199	—	(199)	—	—	—	—	$—
Rebalancing of ownership percentage between controlling and the noncontrolling interests	—	—	—	—	(1,169)	—	1,169	$—
Net loss	—	—	—	—	—	(17,459)	(28,095)	$(45,554)
Balances at September 30, 2024	97,894	$10	154,266	$15	$462,146	$(302,102)	$(69,944)	$90,125

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	76,895	$8	154,477	$15	$333,888	$(240,454)	$35,881	$129,338
Equity-based compensation expense	—	—	—	—	10,442	—	—	10,442
Exercise of common share options and vested RSUs	5,126	—	—	—	14,575	—	—	14,575
Issuance of Class A common stock	15,662	2	—	—	103,840	—	—	$103,842
Exchange of combined interests for Class A common stock	211	—	(211)	—	—	—	—	—
Rebalancing of ownership percentage between controlling and the noncontrolling interests	—	—	—	—	(599)	—	599	—
Net loss		—	—	—	—	(61,648)	(106,424)	(168,072)
Balances at September 30, 2024	97,894	$10	154,266	$15	$462,146	$(302,102)	$(69,944)	$90,125
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING CASH FLOW
Net Loss	$(600,650)	$(168,072)
Adjustments to reconcile net loss to operating cash flow:
Depreciation and amortization	911	1,419
Equity-based compensation expense	14,495	10,442
Disposal of property, plant and equipment	46	57
Impairment of intangible asset	—	71
Gain on insurance proceeds received for damage to property, plant and equipment	—	(122)
Change in fair value of warrant liabilities	—	52,969
Other changes in assets and liabilities:
Prepaid expenses and other assets	(12,149)	8,474
Accounts and other receivables (2025 - $(1,531); 2024 - $2,642 from related party)	5,916	2,157
Long-lead material work in process	(19,927)	(5,248)
Long-lead material liability	(4)	741
Accounts payable and accrued expenses (2025 - $0; 2024 - $2,847 from related party)	354,072	(2,044)
Nonrefundable customer deposit	—	20,000
Net change in right of use assets and lease liabilities	(156)	(1,476)
Deferred revenue	169	(820)
Accrued compensation	1,371	(797)
Net Cash Used in Operating Activities	(255,906)	(82,249)

INVESTING CASH FLOW
Proceeds from sale of short-term investments	102,788	—
Proceeds from sale of investments	43,976	—
Purchase of short-term investments	(346,988)	(45,000)
Purchase of investments	(105,967)	—
Purchase of property, plant and equipment	(141)	—
Insurance proceeds received for damage to property, plant and equipment	—	195
Net Cash Used in Investing Activities	(306,332)	(44,805)

FINANCING CASH FLOW
Proceeds from the issuance of common stock, net of issuance fees	562,370	103,842
Proceeds from exercise of common share options	5,897	14,575
Net Cash Provided by Financing Activities	568,267	118,417

Net Change in Cash, Cash Equivalents and Restricted Cash	6,029	(8,637)
Cash, cash equivalents and restricted cash:
Beginning of period	406,656	125,365
End of period	$412,685	$116,728
Summary of Noncash Investing and Financing Activities:
Accrued foreign income tax withholding to noncontrolling interests	$416	$—
Plant, property and equipment in accounts payable	380	—
Supplemental disclosures of cash flow information:
Foreign income taxes paid	$1,600	$3,212
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
•December 2016: DCA completed;
•January 2017: DCA submitted to the NRC;
•March 2017: DCA accepted for review by the NRC;
•August 2020: NRC issued the FSER;
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

To develop and commercialize its NPM, the Company has partnered with ENTRA1 through a series of strategic and partnership agreements. ENTRA1 is NuScale’s exclusive global strategic partner for the commercialization and development of power plants utilizing NPMs. ENTRA1 is also considered a prospective customer as the Company is a key supplier for the sale and installation of NPMs on future ENTRA1 energy projects.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure funding to sustain operations until we reach commercialization and obtain customers.
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

Cash in the amount of $5,100 at September 30, 2025 and December 31, 2024 is restricted as collateral for the letter of credit associated with the Release Agreement with CFPP LLC, and is identified as Restricted cash in the condensed consolidated balance sheet. The restricted cash balance plus cash and cash equivalents on the condensed consolidated balance sheet equals cash, cash equivalents and restricted cash, as reflected in the condensed consolidated statements of cash flows.
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

Consideration Paid to Customer or Prospective Customer

Under the PMA, ENTRA1 is a prospective customer of NuScale. As such, contributions made by NuScale to ENTRA1 under the PMA fall under the guidance of ASC 606, Revenue Recognition, for consideration paid to customers or prospective customers. Management evaluates the facts and circumstances of any payments to ENTRA1 to determine the nature of the payment, rights and obligations under the contract and whether the payment meets the definition of an asset. Based on management’s review of the terms that trigger payment of Milestone Contribution 1 of the PMA (see Note 8), the Company has determined that payment of Milestone Contribution 1 does not meet the criteria required under ASC 606 for capitalization, and as such has been expensed as incurred.

Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures and is effective for annual periods beginning after December 15,

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
2024. The Company is currently evaluating the impact that adoption of ASU 2023-09 will have on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. Qualitative disclosures about any remaining amounts in relevant expense line items must be provided. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that adoption of ASU 2024-03 will have on our consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collection are evaluated. ASU 2025-05 is effective for annual periods beginning for the fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. The Company is currently evaluating the impacts of the adoption of ASU 2025-05 on the consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles -Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027 and for interim reporting periods beginning in that fiscal year. The Company is currently evaluating the impact that this update will have on the consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (‘Topic 815”) and Revenue from Contracts with Customers (“Topic 606”): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07, expands an existing scope exception under Topic 815 to exclude non-exchange-traded contracts where the underlying is based on the operations or activities specific to one of the contract parties. The early adoption of ASU 2025-07, potentially simplifies our revenue recognition accounting and has no impact on our financial statements as of September 30, 2025.
3.Noncontrolling Interests and Loss Per Share
Noncontrolling Interests

Following the Transaction, holders of Class A common stock own direct controlling interests in the results of the combined entity, while the Legacy NuScale Equityholders own an economic interest in NuScale LLC, shown as noncontrolling interests (“NCI”) in equity in NuScale Corp’s condensed consolidated financial statements. The indirect economic interests are held by Legacy NuScale Equityholders in the form of NuScale LLC Class B units. The following table summarizes the economic interests of NuScale Corp between the holders of Class A common stock and indirect economic interests held by holders of NuScale LLC Class B units.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
Noncontrolling Interests	2025	2024	2025	2024
NuScale Corp Class A common stock
Beginning of period	133,753,450	92,486,358	122,842,474	76,895,166
Exchange of combined interests for Class A common stock	20,165,878	198,335	23,437,092	210,632
Issuance of Class A common stock	13,216,809	2,964,586	17,764,936	15,661,580
Exercise of options, warrants and vested RSUs	459,644	2,244,605	3,551,279	5,126,506
End of period	167,595,781	97,893,884	167,595,781	97,893,884

NuScale LLC Class B Units (NCI)
Beginning of period	150,983,449	154,464,735	154,254,663	154,477,032
Exchange of combined interests for Class A common stock	(20,165,878)	(198,335)	(23,437,092)	(210,632)
End of period	130,817,571	154,266,400	130,817,571	154,266,400

Total
Beginning of period	284,736,899	246,951,093	277,097,137	231,372,198
Issuance of Class A common stock	13,216,809	2,964,586	17,764,936	15,661,580
Exercise of options, warrants and vested RSUs	459,644	2,244,605	3,551,279	5,126,506
End of period	298,413,352	252,160,284	298,413,352	252,160,284
The ownership percentages of the controlling and noncontrolling interests are as follows:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2025	2024	2025	2024
NuScale Corp Class A common stock
Beginning of period	47.0%	37.5%	44.3%	33.2%
End of period	56.2%	38.8%	56.2%	38.8%

NuScale LLC Class B Units (NCI)
Beginning of period	53.0%	62.5%	55.7%	66.8%
End of period	43.8%	61.2%	43.8%	61.2%

The NCI may decrease according to the number of shares of Class B common stock and NuScale LLC Class B units that are exchanged for shares of Class A common stock or, in certain circumstances including at the election of NuScale Corp, cash in an amount equal to the fair value of Class A common stock received in a contemporaneous equity issuance. After each exchange, NuScale LLC equity attributable to NuScale Corp is rebalanced to reflect the change in ownership percentage, which is calculated above based on NuScale LLC Class B units and shares of Class A common stock, as a percentage of Combined interests.

On July 31, 2025, the Company and Fluor entered into an Exchange and Lock-up Agreement that increased the maximum exchange limit in connection with the August 12, 2025 exchange of NuScale LLC Class B units held by Fluor for Class A common stock to 15,000,000 (the “Exchange and Lock-up Agreement”). The Exchange and Lock-up

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Agreement also subjects Fluor to certain lock-up and trading restrictions, subject to certain exceptions, with respect to any Class A common stock received by Fluor in the exchange. On August 12, 2025, pursuant to this agreement, Fluor exchanged 15,000,000 of NuScale LLC Class B units, while other holders of NuScale LLC Class B units exchanged a total of 5,165,878.

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

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to Class A common stockholders	$(273,319)	$(17,459)	$(304,965)	$(61,648)
Weighted-average shares for basic and diluted loss per share	147,685,584	95,197,500	223,201,115	88,137,939
Basic and Diluted loss per share of Class A common stock	$(1.85)	$(0.18)	$(1.37)	$(0.70)
Anti-dilutive securities excluded from shares outstanding:
Shares of Class B common stock	130,817,571	154,266,400	130,817,571	154,266,400
Stock options	4,810,528	7,684,894	4,810,528	7,684,894
Warrants	—	18,455,747	—	18,455,747
Time-based RSUs	4,221,913	5,296,625	4,221,913	5,296,625
Total	139,850,012	185,703,666	139,850,012	185,703,666

On August 11, 2025, NuScale entered into a sales agreement (the “Sales Agreement”) with UBS Securities LLC, TD Securities (USA) LLC, B. Riley Securities, Inc., Canaccord Genuity LLC and Tuohy Brothers Investment Research, Inc. as sales agents under which the Company may offer and sell shares of our Class A common stock, having an aggregate sales price of up to $500,000 (the “ATM Program”). On November 8, 2024, the Company entered into a sales agreement with TD Securities (USA) LLC, UBS Securities LLC, B. Riley Securities, Inc. and Canaccord Genuity LLC as sales agents under which the Company offered and sold shares of Class A common stock, having an aggregate sales price of up to $200,000 (the “2024 ATM Program”). In connection with the entry into the Sales Agreement, NuScale terminated the 2024 ATM Program.

During the three months ended September 30, 2025, the Company issued and sold 13,216,809 shares of Class A common stock for the gross and net proceeds of $475,185 and $462,613, respectively, with a weighted average price of $36.05 per share. During the nine months ended September 30, 2025, the Company issued and sold a combined

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
total of 17,764,936 shares of Class A common stock for the gross and net proceeds of $577,601 and $562,370, respectively, with a weighted average price of $33.68 per share under the ATM Program and 2024 ATM Program. As of September 30, 2025, and after the Company allocated 10,000,000 shares from the NuScale Power Corporation 2022 Long-Term Incentive Plan, the Company had 16,783,191 shares of Class A common stock, at an aggregate sales price up to $24,815, eligible for sale under the ATM Program.

On August 9, 2023, the Company entered into a sales agreement with Cowen and Company, LLC, B. Riley Securities, Inc. and Canaccord Genuity LLC as sales agents under which the Company offered and sold shares of Class A common stock having an aggregate price of up to $150,000,000 (the “2023 ATM Program”). During the three months ended September 30, 2024, the Company utilized the 2023 ATM Program, generating gross and net proceeds of $32,001 and $31,201, respectively, selling 2,964,586 shares of Class A common stock, with a weighted average price of $10.79 per share. During the nine months ended September 30, 2024, the 2023 ATM Program generated gross and net proceeds of $106,503 and $103,840, respectively, selling 15,661,580 shares of Class A common stock, with a weighted average price of $6.80 per share.
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

The carrying amount of certain financial instruments, including deposits, accounts payable and accrued expenses, approximates fair value due to their short maturities. Our cash equivalents consist of money market funds denominated in U.S. dollars and certificates of deposit, while our Short-term investments consist of certificates of deposit. Our Investments include United States Government Mortgage-backed Securities (“U.S. Government Securities”) and Corporate Bonds issued by major United States banks (“Corporate Bonds”). The U.S. Government Securities and Corporate Bonds are all rated A1 or above and are classified as held-to-maturity and carried at amortized cost, as the Company has the intent and the ability to hold them until they mature. The carrying values of the U.S. Government Securities and Corporate Bonds are adjusted for accretion of discounts over the remaining life of the investment, while interest or investment income are recognized in investment income in the Company’s condensed consolidated statement of operations.

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

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
The following table represents the Company’s financial assets measured at fair value on a recurring basis at September 30, 2025, while no such financial instruments were held at December 31, 2024:

	Amortized Cost Basis	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total
Cash Equivalents:
Certificates of Deposit	$222,800	$—	$222,920	$—	$222,920
Money Market Accounts	65,849	65,849	—	—	65,849
Short-term Investments:
Certificates of Deposit	284,200	—	284,706	—	284,706
Investments:
U.S. Government Securities	47,946	—	48,002	—	48,002
Corporate Bonds	14,045	—	14,073	—	14,073
Total as of September 30, 2025	$634,840	$65,849	$569,701	$—	$635,550
5.Accounts and Other Receivables
Accounts and other receivables, net include reimbursement requests outstanding from the cost share awards, interest receivable and commercial accounts receivable. The cost share reimbursement requests are recognized as eligible costs are incurred. Reimbursement under the awards is recognized as award funds are obligated, and are included in Sponsored cost share in the condensed consolidated statement of operations. Interest receivable of $2,027 and $1,398 was outstanding at September 30, 2025 and December 31, 2024, respectively.

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

As of December 31, 2024, the Company had an allowance for credit losses of $1,000. However, during the three months ended September 30, 2025, management evaluated this allowance further, and after discussions with the customer, confirmed the amount to be uncollectible, thereby recording a charge-off of $1,000. No other changes to the Company’s allowance for credit losses impacted the three and nine months ended September 30, 2025, and there is no allowance for credit losses balance as of September 30, 2025.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
6.Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	September 30, 2025	December 31, 2024
Furniture and fixtures	$27	$27
Office and computer equipment	5,022	5,050
Software	11,855	11,855
Operations equipment	1,165	1,165
Leasehold improvements	2,189	2,189
	20,258	20,286
Less: Accumulated depreciation	(18,661)	(17,909)
Add: Assets under development	521	44
Net property, plant and equipment	$2,118	$2,421
Depreciation of property, plant and equipment for the three months ended September 30, 2025 and 2024 was $249 and $394, respectively. Of these amounts, $58 and $191 is included in G&A expenses and Other expense, respectively, for the 2025 fiscal year and $73 and $321, respectively, for the 2024 fiscal year.
7.Long-Lead Material Work In Process and Liability
As part of the LLM Agreement with CFPP LLC, the Company subcontracted for the purchase of certain long-lead materials (“LLM”) in the amount of $55,700, that were to be used in the fabrication of NPMs on behalf of CFPP LLC. This LLM Agreement has since been suspended, and wind down procedures have begun, with the ultimate disposition of the LLM finalized.
On September 22, 2025, the Company entered into a tri-Party Agreement with the U.S. Department of Energy and CFPP LLC on Long Lead Materials (“LLM Settlement”). Under the LLM Settlement, NuScale was obligated to pay CFPP LLC an amount equal to $32,323, on or before October 1, 2025, after which, CFPP LLC had three business days to pay DOE the $32,323. Upon DOE’s confirmed receipt of funds, NuScale shall be deemed the sole legal owner of the LLM with exclusive rights and without any restrictions. On October 1, 2025, NuScale paid CFPP LLC the required amount, and on October 8, 2025, NuScale and DOE executed a Release and Assignment of Rights, giving NuScale sole and exclusive legal ownership of the LLM.
As of September 30, 2025 and December 31, 2024, NuScale has included a Long-lead material liability on the accompanying condensed consolidated balance sheet in the amount of $32,323 and $32,327, respectively.

The Company has continued to advance its investment into LLM, which represents in-process inventory recorded at cost and is identified as Long-lead material work in process on the condensed consolidated balance sheet in the amount of $63,315 and $43,388 as of September 30, 2025 and December 31, 2024, respectively.
8.Partnership Milestones Agreement with ENTRA1
On August 27, 2025, NuScale LLC and ENTRA1 executed the PMA, in furtherance of business development and project development activities supported by ENTRA1. Concurrently, NuScale Corp and ENTRA1 executed a Guaranty Agreement, whereby NuScale Corp agreed to guaranty the obligations of NuScale LLC under the PMA.

Under the PMA, NuScale is named the key supplier to future ENTRA1 energy projects with respect to the supply of SMR technology, while ENTRA1 retains sole and full discretion to select, contract with, or purchase from NuScale. Under the PMA, the Company is required to make Milestone Contributions to ENTRA1, or its designated affiliate, for each NPM or other NuScale product which may be nominally rated at 77 MWe or with other specifications to provide energy and/or steam that is anticipated to be placed in a contemplated project or power plant (each, an “Energy

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Project”). The PMA also includes a negotiated maximum sale price for each NPM to be delivered and installed in an ENTRA1 Energy Project. The Milestone Contribution is broken down into three tranches as follows:
•Milestone Contribution 1 (15% of total Milestone Contribution) - Upon execution by ENTRA1, or its designated affiliate, of a non-binding term sheet, memorandum of understanding, letter of intent or framework agreement with a third party related to the development of an Energy Project with a third party.
•Milestone Contribution 2 (35% of total Milestone Contribution) - Upon execution by ENTRA1, or its designated affiliate, of a binding purchase power agreement, energy off-take agreement or document with a third party in connection with the development of an Energy Project with a third party or the deployment of one or more NPMs into a potential Energy Project.
•Milestone Contribution 3 (50% of total Milestone Contribution) - Upon execution by ENTRA1, or its designated affiliate, a third party or any other party designated by ENTRA1 as a counterparty of an original equipment manufacturing agreement with NuScale for NPMs, or such other form of binding documentation in connection with the purchase or deployment of NPMs.

The initial term of the PMA expires on December 31, 2045. The term of the PMA automatically renews for subsequent twenty-year periods, unless either party gives at least twelve months prior written notice before the end of the then relevant term. The PMA may be terminated by either party upon written notice if the other party: (i) becomes insolvent (as declared by a court of competent jurisdiction in a final non-appealable judgment); (ii) makes an assignment for the benefit of creditors; (iii) admits in writing its inability to pay debts as they mature; or (iv) is the subject of any proceeding filed by such other party under any bankruptcy or insolvency law that is not dismissed within 120 days.

As of September 30, 2025, the criteria for triggering payment of Milestone Contribution 1 has been achieved, as ENTRA1 has entered into a non-binding agreement relating to 72 NPMs. As such, Milestone Contribution 1 resulted in the recognition of a one-time expense of $495,018 included in General and administrative expenses on the condensed consolidated statement of operations, a payment of $148,505 and a liability of $346,513 included in Accounts payable and accrued expenses on the condensed consolidated balance sheet.
9.Segment Information

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

The Company has determined that its Chief Executive Officer (“CEO”), Chief Commercial Officer (“CCO”) and Chief Financial Officer (“CFO”) are its chief operating decision makers (the “CODMs”). During the three and nine months ended September 30, 2025 and 2024, the CODMs made decisions on resource allocation, assessed performance of the business and monitored budget versus actual results using Net loss, which is provided in the accompanying condensed consolidated statements of operations. These measures are used to allocate resources for business activities on a consolidated basis as the Company operates in one reportable segment. The Company does not use a measure of segment assets in its decision making. When evaluating how to allocate resources, CODMs primarily focus on Labor costs, which are the significant expenses within Loss from operations and Net loss. Labor costs, which include salaries and wages and equity-based compensation, totaled $20,169 and $17,061 for the three months ended September 30, 2025 and 2024, respectively, while Labor costs totaled $57,927 and $53,214 for the nine months ended September 30, 2025 and 2024, respectively. Labor costs are included in all three of the Company’s operating expense line items on the condensed consolidated statements of operations.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
10.Revenue
The following table presents our revenue disaggregated into categories based on the nature of such revenues:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue Categories	2025	2024	2025	2024
Power Plant and NPM related services	$8,034	$148	$28,438	$2,235
Energy Exploration Centers	176	140	1,099	310
Other	32	187	134	276
Total	$8,242	$475	$29,671	$2,821
11.Employee Benefits
The Company sponsors a defined contribution 401(k) Plan with contributions to be made at the sole discretion of management. Under the provisions of the 401(k) Plan, the Company matches the employees’ contributions for the first 3% of compensation and matches 50% of the employees’ contributions for the next 2% of compensation. The expense recorded for the 401(k) Plan was $443 and $396 for the three months ended September 30, 2025 and 2024, respectively, while for the nine months ended September 30, 2025 and 2024, the Company expensed $1,468 and $1,535, respectively.
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

The effective tax rate was 0% for the three and nine months ended September 30, 2025 and 2024. The effective income tax rate for the three and nine months ended September 30, 2025 differed significantly from the statutory rates, primarily due to the losses allocated to the NCI and the recognition of a valuation allowance as a result of the Company’s new tax structure following the Transaction.

During the three and nine months ended September 30, 2025, the Company incurred no domestic income tax, but did incur $342 in foreign withholding tax expense in the country of Romania during the nine months ended September 30, 2025. The Company incurred a de minimis amount of foreign income tax expense during the three and nine months ended September 30, 2024.

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at NuScale Corp as of September 30, 2025, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

For the nine months ended September 30, 2025, there have been 23,437,092 NuScale LLC Class B units exchanged for shares of Class A common stock by the Legacy NuScale Equityholders. Pursuant to the Tax Receivable Agreement (“TRA”) entered into between NuScale Corp and various legacy NuScale Equityholders on May 2, 2022, NuScale has to pay 85% of the net cash tax savings from certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of any increases in tax basis and other tax benefits resulting from exchange by the legacy Equity holders of NuScale LLC Class B units and Class B common stock for shares of Class A common stock or cash. As result of the Class B exchanges executed during the year 2025, the implied TRA obligation increased from $63,360 as

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
of December 31, 2024 to $250,848 as of September 30, 2025. Given NuScale Corp’s current tax situation the liability is not probable, and therefore not recorded.

The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state and local income tax returns are currently under examination by the respective taxing authorities.

On July 4, 2025, President Trump signed into law The One Big Beautiful Bill Act (the “OBBBA”), which is a comprehensive piece of legislation with significant business tax impacts, aimed at extending provisions from the 2017 Tax Cuts and Jobs Act as well as introducing new changes. The OBBBA includes restoring 100% bonus depreciation for certain property, eliminates the requirement to capitalize research and development expenses, and reverts the limitation on business interest deductions to 30% of EBITDA for tax years beginning after December 31, 2024. The OBBBA modifies clean energy tax incentives and adjusts international tax rules. We are currently still evaluating various tax provisions of the OBBBA, as of filing date none are expected to have a material impact on the effective tax rate.
13.Equity-Based Compensation

Time-based RSUs

On February 28, 2025, the Company’s Board of Directors (the “Board”) approved 1,611,357 employee time-based RSU awards, of which 1,576,743 RSUs were granted during the nine months ended September 30, 2025, for an aggregate value of $28,009, while during the same period in the prior year, 4,598,635 RSUs with an aggregate value of $14,716 were granted to employees. Both awards vest one-third annually from the grant date. During the three and nine months ended September 30, 2025, 2,085,800 RSUs vested with shares of Class A common stock issued.

14.Related Party Transactions
From time to time, NuScale enters into strategic agreements with Fluor, whereby Fluor or the Company perform services for one another. While the Company incurred no expenses related to Fluor during the 2025 fiscal year, during the nine months ended September 30, 2024, NuScale incurred expenses of $108. No amounts were due to Fluor at September 30, 2025 or December 31, 2024.

For the three and nine months ended September 30, 2025, the Company earned revenue of $7,873 and $22,573, respectively, from Fluor, while earning $47 and $570, respectively, for the three and nine months ended September 30, 2024. At September 30, 2025 and December 31, 2024, Fluor owed the Company $5,186 and $3,655, respectively, which are included in Accounts and other receivables, net on the condensed consolidated balance sheet.

For the three and nine months ended September 30, 2025, Fluor accounted for 96% and 76%, respectively, of total revenue, while for the same periods in the prior year, Fluor accounted for 10% and 20%, respectively.
15.Commitments and Contingencies
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

Cash Obligations and Commitments

Under the Release Agreement, the Company is required to have credit support to fund the amount of its potential reimbursement of demobilization and wind down costs with CFPP LLC. This account is identified as Restricted cash in the amount of $5,100 on the accompanying condensed consolidated balance sheet and acts as collateral for the $5,000 letter of credit outstanding at September 30, 2025.

In December 2024, the Company entered into a purchase commitment for additional LLM to support the development of future NPMs. During the nine months ended September 30, 2025, the Company entered into additional long-term commitments to support the development of future NPMs.

In January 2025, NuScale entered into sales and marketing agreements for services to be provided ratably over 2025 and these sales and marketing agreements were extended for one additional year, increasing the Company’s commitment by an additional $34,800.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
As previously noted, after entering into the LLM Settlement on September 22, 2025, NuScale was required to pay CFPP LLC an amount equal to $32,323, on or before October 1, 2025. As this payment was made subsequent to September 30, 2025, it has been included in our commitments schedule below within the Materials purchase commitments - LLM.

As of September 30, 2025, the criteria for triggering payment of Milestone Contribution 1 under the PMA has been achieved, as ENTRA1 has entered into a non-binding agreement relating to 72 NPMs. This achievement resulted in a liability of $346,513 for contributions payable in 2025 and 2026, which is included in Accounts payable and accrued expenses on the condensed consolidated balance sheet, the payments of which are included in the commitments schedule below.

The following table sets forth the principal cash obligations and commitments that the Company has entered into, assuming no renewals thereafter.

		Payments Due By Year
	Total	2025	2026	2027	2028
Materials purchase commitments - LLM	$114,515	$58,288	$45,834	$10,393	$—
Supply chain readiness and manufacturing	14,708	6,168	6,516	2,024	—
Services commitments - Other	32,631	9,780	17,093	5,366	392
Sales and marketing agreements	43,500	8,700	34,800	—	—
PMA contributions	346,513	99,004	247,509	—	—
Total	$551,867	$181,940	$351,752	$17,783	$392

From time to time, NuScale enters into technical assistance grant programs with the United States Trade and Development Agency (“USTDA”), whereby the Company receives cost share commitments to support licensing work in foreign markets. Under these programs, NuScale has agreed to pay the USTDA a certain percentage of all revenue earned in a geographic area or associated with a specific contract. Should NuScale earn revenue under the guidelines of these programs, the Company could owe the USTDA for funds previously received, or up to $7,070.
16.Subsequent Events

Exchange Agreement and Tax Receivable Agreement Amendment

On November 6, 2025, NuScale, entered into an Exchange Agreement (the “Exchange Agreement”) with Fluor, whereby NuScale has agreed to exchange all 110,936,472 of Fluor’s currently held NuScale LLC Class B units and shares of Class B common stock for a like number of shares of the Company’s Class A common stock. In consideration for the exchange, Fluor has agreed to a) certain trading limitations on the sale of its Class A common stock, b) vote all the shares of the Class A common stock that Fluor then owns in favor of any proposal to amend the Company’s Certificate of Incorporation, as amended, to increase the number of authorized shares up to 662 million, c) amend the Exclusivity Agreement, dated September 30, 2011 (as amended, the “Exclusivity Agreement”), between NuScale LLC and Fluor and d) Amend the TRA to reduce any tax payments due to Fluor from NuScale under the TRA by 50%.

The Company agrees not to sell any of the Newly Authorized Shares prior to March 1, 2026, except for up to 20 million Newly Authorized Shares that may be sold in any transaction other than certain underwritten, registered offerings or PIPE transactions. In connection with the Exchange Agreement, NuScale and Fluor agreed to certain mutual releases related to the Exclusivity Agreement, Fluor’s exclusivity rights on NuScale projects, NuScale’s relationship with ENTRA1, and any limitations placed on Fluor’s ability to exchange shares. NuScale also agreed to indemnify Fluor with respect to certain claims by certain third-parties.

In connection with the Exchange Agreement, the Company and Fluor entered into a Tax Receivable Agreement Amendment agreement (the “Amendment”) to reduce any tax payments due to Fluor from NuScale under the TRA by 50%. For the avoidance of doubt, the Amendment does not reduce the tax payments due any other party to the TRA.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of NuScale Corp should be read together with our financial statements as of and for the years ended December 31, 2024, 2023 and 2022 and our unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 and 2024, together with related notes thereto. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties, including, but not limited to, those described under the sections entitled “Risk Factors” in this Form 10-Q and our 2024 Annual Report on Form 10-K. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. As used herein, “NuScale,” the “Company,” “us,” “our” or “we” refer to NuScale Corp, together with its consolidated subsidiaries.
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

The Company has partnered with ENTRA1, NuScale’s global strategic partner for commercialization and development of power plants utilizing NPMs. ENTRA1 holds the exclusive rights for the worldwide commercialization, distribution, sales and development of our products, services and power plants. In this strategic partnership, the Company collaborates on joint development initiatives and financially contributes alongside the partnership in joint activities which may be recoverable as part of its development costs. To this end, on August 27, 2025, NuScale LLC and ENTRA1 executed a Partnership Milestones Agreement (“PMA”). Under the PMA, the Company will make milestone contributions (“Milestone Contribution”) to ENTRA1, or its designated affiliate, for each NPM or other NuScale product that is anticipated to be placed in a contemplated project or power plant (each, an “Energy Project”). Under the PMA, NuScale is named the key supplier to future ENTRA1 Energy Projects with respect to the supply of SMR technology. The PMA also includes a negotiated maximum sale price for each NPM to be delivered and installed in an ENTRA1 Energy Project, subject to adjustments. It is anticipated that NuScale will enter into agreements for the delivery and installation of NPMs with ENTRA1.

The initial term of the PMA expires on December 31, 2045. The term of the PMA automatically renews for subsequent twenty-year periods, unless either party gives at least twelve months prior written notice before the end of the then relevant term. The PMA may be terminated by either party upon written notice if the other party: (i) becomes insolvent (as declared by a court of competent jurisdiction in a final non-appealable judgment); (ii) makes an assignment for the benefit of creditors; (iii) admits in writing its inability to pay debts as they mature; or (iv) is the subject of any proceeding filed by such other party under any bankruptcy or insolvency law that is not dismissed within 120 days.

As of September 30, 2025, the criteria for triggering Milestone Contribution 1 has been achieved for 72 NPMs, as ENTRA1 has entered into a non-binding agreement regarding NPMs with the Tennessee Valley Authority (“TVA”). On September 2, 2025, TVA announced the signing of an agreement under which ENTRA1 and TVA will collaborate to develop plants to provide TVA with up to 6 gigawatts of new nuclear power generation, with ENTRA1’s immediate strategy being the utilization of NuScale’s SMR equipment inside ENTRA1 Energy PlantsTM. This achievement resulted in a one-time expense of $495.0 million included in General and administrative (“G&A”) expenses on the condensed consolidated statement of operations, a liability of $346.5 million included in Accounts payable and accrued expenses on the condensed consolidated balance sheet and a payment of $148.5 million, reflected as Net cash used in operating activities in the condensed consolidated statement of cash flows.

As our global strategic partner for commercialization and development, ENTRA1 can decide whether to participate in a commercial opportunity. If ENTRA1 declines to participate in a commercial opportunity, NuScale may pursue the opportunity on its own.

Currently, the Company has one major customer: RoPower Nuclear S.A. (“RoPower”), which is a joint venture established by S.N. Nuclearelectrica S.A. (“Nuclearelectrica”) and Nova Power & Gas S.A. Under Phase 1 of the contract with RoPower, we defined the major site and specific inputs for a NuScale 6-module power plant to be deployed at the Doicesti Power Station site in Romania. In the third quarter of the 2024 fiscal year, Nuclearelectrica and RoPower signed the Front-End Engineering and Design (“FEED”) Phase 2 contract with Fluor, a related party to NuScale. FEED Phase 2 will include tasks related to the development of a Class 3 plant cost estimate, as well as support to RoPower with its regulatory and stakeholder engagements. NuScale is supporting their scope of this FEED Phase 2 as a subcontractor to Fluor. As the FEED Phase 2 project is nearing completion, we understand that the next phase of the Doicesti project will be subject to a Final Investment Decision by RoPower shareholders which depends on the finalization of their funding and level of support by the Romanian state and other governmental authorities.

Results of Operations

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue (2025 - $7,873 and $22,573; 2024 - $47 and $570 from related party)	$8,242	$475	$29,671	$2,821
Cost of sales	(5,533)	(295)	(18,179)	(1,880)
Gross Margin	2,709	180	11,492	941
Research and development expenses	11,054	12,160	31,987	37,447
General and administrative expenses	519,222	17,021	565,009	53,207
Other expenses (2025 - $0 and $0; 2024 - $0 and $108 from related party)	10,873	12,018	31,345	37,157
Loss From Operations	(538,440)	(41,019)	(616,849)	(126,870)
Sponsored cost share	33	660	117	6,504
Change in fair value of warrant liabilities	—	(7,191)	—	(52,969)
Investment income	5,761	2,008	16,424	5,275
Loss Before Income Taxes	(532,646)	(45,542)	(600,308)	(168,060)
Foreign income taxes	—	12	342	12
Net Loss	$(532,646)	$(45,554)	$(600,650)	$(168,072)
Comparison of the Three Months Ended September 30, 2025 and 2024

Revenue and Cost of Sales
Revenue and Cost of sales increased $7.8 million and $5.2 million, respectively, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to engineering services in support of advancing RoPower’s goal of deploying a power plant powered by six NPMs in Romania.

Research and Development
Research and development (“R&D”) expenses decreased $1.1 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily as a result of the Company signing revenue-generating contracts that allow personnel to transition from R&D to commercial projects, resulting in an increase in Cost of sales and a reduction in R&D expenses.

General and Administrative
G&A expenses increased $502.2 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to (a) the recognition of Milestone Contribution 1 of $495.0 million and (b) higher strategic business development costs of $3.6 million, both resulting from increased commercialization efforts, (c) $2.2 million in legal and accounting fees and (d) $1.1 million in higher compensation and equity-based compensation expense.

Other Expenses
Other expenses decreased $1.1 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, as a result of the Company’s increased commercial activities, allowing engineering & project personnel to work on commercial projects, resulting in an increase in Cost of sales and lower Other expenses.

Change in Fair Value of Warrant Liabilities
There was no change in the fair value of warrant liabilities during the three months ended September 30, 2025 because all of the Company’s 18.5 million warrants outstanding at September 30, 2024 were either redeemed by the Company in the fourth quarter of the 2024 fiscal year or exercised by the holder during that period.

Investment Income
Investment income increased $3.8 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily as a result of the Company’s stronger cash position and higher investments in cash equivalents, short-term investments and longer-term investments.
Comparison of the Nine Months Ended September 30, 2025 and 2024

Revenue and Cost of Sales
Revenue increased $26.9 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, due to engineering and licensing fees and services in support of advancing RoPower’s goal of deploying a power plant powered by six NPMs in Romania. Costs of sales increased $16.3 million due to engineering services in support of the same project.

Research and Development
R&D expenses decreased $5.5 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily as a result of signing revenue-generating contracts that allow management to redeploy engineering and project personnel from R&D activities, resulting in an increase in Cost of sales, as noted above, and $4.0 million of lower R&D costs. The Company also incurred lower professional fees of $2.0 million after receiving the NRC approval of the SDA in the second quarter of 2025.

General and Administrative
G&A expenses increased $511.8 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to (a) the recognition of Milestone Contribution 1 of $495.0 million, (b) higher strategic business development costs in the amount of $11.2 million as we increased our commercialization efforts and (c) $7.2 million in legal and accounting fees. These increases were partially offset by $2.2 million of compensation cost savings.

Other Expenses
Other expenses decreased $5.9 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, due primarily to (a) engineering and project personnel being reassigned to revenue-generating commercial projects, resulting in the increase in Cost of sales, noted above, and (b) a one-time charge of $3.2 million incurred in the nine months ended September 30, 2024, in relation with a plan to reduce the Company’s workforce by 154 full-time employees, or 28%, in order to continue our transition from an R&D-based company to a commercial company. These decreases were partially offset by higher equity-based compensation costs and hardware and software purchases.

Sponsored Cost Share
Sponsored cost share decreased $6.4 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, due to the Company reaching the cost share cap with DOE and USTDA.

Change in Fair Value of Warrant Liabilities

There was no change in the fair value of warrant liabilities during the nine months ended September 30, 2025 because all of the Company’s 18.5 million warrants outstanding at September 30, 2024 were either redeemed by the Company in the fourth quarter of the 2024 fiscal year or exercised by the holder during that period.

Investment Income
Investment income increased $11.1 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily as a result of the Company’s stronger cash position and higher investments in cash equivalents, short-term investments and longer-term investments.
Liquidity and Capital Resources
During November 2024 and August 2025, NuScale entered into two separate Sales Agreements with entities as sales agents under which the Company may offer and sell shares of our Class A common stock, having an aggregate sales price of up to $200.0 million and $500.0 million, respectively (collectively, the “ATM Program”). During the nine months ended September 30, 2025, the Company issued and sold a total of 17,764,936 shares of Class A common stock under these two Sales Agreements, for the gross and net proceeds of $577.6 million and $562.4 million, respectively, and a weighted average price of $33.68 per share. As of September 30, 2025, we had 16,783,191 shares of Class A common stock, at an aggregate sales price up to $24.8 million, eligible for sale under the ATM Program.

Since NuScale’s inception, we have incurred significant operating losses and have an accumulated deficit of $682.0 million, with negative operating cash flows. As of September 30, 2025, we had cash and cash equivalents of $407.6 million, short-term investments of $284.2 million with no debt. Historically, our primary sources of cash included sales under the ATM Programs, investment capital, and DOE and other government sponsored cost share agreements to support the advancement of our SMR technology both domestically and abroad. As we transition from research and development to the commercialization of our technology, we are focusing on commercial contracts that generate revenue and are investing in activities that advance the production of our NPMs. During the year ended December 31, 2024, we executed two revenue generating agreements in relation to the advancement of Doicesti project Phase 2 Front-End Engineering and Design, a project which targets the development of six NuScale power modules at a former coal plant site in Doicesti, Romania.

We believe we have sufficient cash and cash equivalents and investments, along with continued access to capital markets, to satisfy our cash requirements for the next 12 months and beyond. For additional information regarding these risk factors, see the Company’s 2024 Annual Report on Form 10-K and below in Part II, Item 1A “Risk Factors” of this Form 10-Q.
Comparison of Cash Flows for the Nine Months Ended September 30, 2025 and 2024

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net Cash Used in Operating Activities	$(255,906)	$(82,249)
Net Cash Used in Investing Activities	(306,332)	(44,805)
Net Cash Provided by Financing Activities	568,267	118,417
Net Change in Cash and Cash Equivalents (A)	$6,029	$(8,637)

(A) Includes $5,100 in restricted cash
Cash Flows used in Operating Activities
Our cash used in operations increased during the nine months ended September 30, 2025, primarily due to the payment to ENTRA1 of $148.5 million, partially offset by higher revenue and interest income as well as collections of receivables.

Cash Flows used in Investing Activities
During the nine months ended September 30, 2025, management executed a strategy to diversify the Company’s investment portfolio by purchasing more short term and longer-term investments to take advantage of higher interest rates, thereby leveraging the Company’s strong cash position.

Cash Flows provided by Financing Activities

During both the nine months ended September 30, 2025 and 2024, net cash provided by financing activities consisted of proceeds from the utilization of our ATM programs.
Commitments and Contractual Obligations
Under the Release Agreement, the Company is required to have credit support to fund the amount of its potential reimbursement of demobilization and wind down costs with CFPP LLC. This account is identified as Restricted cash in the amount of $5.1 million on the accompanying condensed consolidated balance sheet and acts as collateral for the $5.0 million letter of credit outstanding at September 30, 2025.

In December 2024, the Company entered into a purchase commitment for additional LLM to support the development of future NPMs. During the course of 2025, the Company entered into additional long-term commitments to support the development of future NPMs.

In January 2025, NuScale entered into sales and marketing agreements for services to be provided ratably over 2025 and these sales and marketing agreements were extended for one additional year, increasing the Company’s commitment by an additional $34.8 million.
As part of the LLM Settlement, NuScale is required to pay CFPP LLC an amount equal to $32,323, on or before October 1, 2025. As this payment was made subsequent to September 30, 2025, it has been included in our commitments schedule below within the Materials purchase commitments - LLM.

As of September 30, 2025, the criteria for triggering payment of Milestone Contribution 1 under the PMA has been achieved, as ENTRA1 has entered into a non-binding agreement relating to 72 NPMs. This achievement resulted in a liability of $346.5 million, which is included in Accounts payable and accrued expenses on the condensed consolidated balance sheet, the payments of which are included in the commitments schedule below.

The following table sets forth the principal cash obligations and commitments that the Company has entered into, assuming no renewals thereafter.

		Payments Due By Year
	Total	2025	2026	2027	2028
Materials purchase commitments - LLM	$114,515	$58,288	$45,834	$10,393	$—
Supply chain readiness and manufacturing	14,708	6,168	6,516	2,024	—
Services commitments - Other	32,631	9,780	17,093	5,366	392
Sales and marketing agreements	43,500	8,700	34,800	—	—
PMA contributions	346,513	99,004	247,509	—	—
Total	$551,867	$181,940	$351,752	$17,783	$392

From time to time, NuScale enters into technical assistance grant programs with the United States Trade and Development Agency (“USTDA”), whereby the Company receives cost share commitments to support licensing work in foreign markets. Under these programs, NuScale has agreed to pay the USTDA a certain percentage of all revenue earned in a geographic area or associated with a specific contract. Should NuScale earn revenue under the guidelines of these programs, the Company could owe the USTDA for funds previously received, or up to $7.1 million.
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

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, and as a result of the material weakness described below, our CEO and CFO concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weakness in Internal Control over Financial Reporting

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

Plan for Remediation of Material Weakness

In order to remediate the material weakness, we have invested in the critical resources available to our team as well as in the support of our IT environment. Our plan to remediate the material weakness includes the following aspects:
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

We will not be able to fully remediate these material weaknesses until all of these steps have been completed and have been operating effectively for a sufficient period of time. We will incur significant costs in connection with these remediation efforts to continue to require time, expense and demands on our financial and operational resources.

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

Part II - Other Information
Item 1. Legal Proceedings
See “Legal Proceedings” in Note 15, Commitments and Contingencies, for information regarding legal proceedings.
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

Our certificate of incorporation currently authorizes 332,000,000 shares of Class A common stock for issuance. As of September 30, 2025, there were approximately 20,000,000 shares of Class A common stock remaining. Our primary source of capital raising since 2023 has been selling shares of Class A common stock through our various ATM programs. Our ability to raise additional capital by selling shares of Class A common stock is limited by the number of available authorized shares, and amending the Company’s Certificate of Incorporation to increase the number of authorized shares will require stockholder approval. The stockholder approval process can be time consuming, and there is no assurance that stockholders would approve such an amendment, which could negatively impact our ability to raise capital.

Our commercialization strategy relies heavily on our relationships with ENTRA1, Fluor and other strategic investors and partners, who may have interests that diverge from ours and who may not be easily replaced if our relationships terminate.

We rely heavily upon our relationship with ENTRA1 to commercialize our NPM and our other products and services, as well as our relationships with Fluor, our largest stockholder, and other investors and strategic partners. As our exclusive global strategic partner, ENTRA1 holds the exclusive rights for the worldwide commercialization, distribution, sales and development of our products, services and power plants pursuant to the amended and restated Strategic Alliance Agreement, effective May 7, 2025 (the “Strategic Alliance Agreement”), which also restricts our ability to directly or indirectly contact or enter into arrangements with anyone who has, or had, a relationship with ENTRA1. We granted Fluor certain rights to provide engineering, procurement and construction services in connection with NuScale’s general plant design, project-specific designs and services typically performed by Fluor or its direct competitors. Similarly, we have entered into certain agreements with Doosan Heavy Industries and Construction Company, Ltd., IHI Corporation, and Sarens Nuclear & Industrial Services, LLC for certain planning, engineering, manufacturing and support activities; with JGC Holdings Corporation, an affiliate of Japan NuScale Innovation, LLC, related to the engineering, procurement and construction (“EPC”) and commissioning of the first NuScale SMR-based plant; with Samsung C&T Corporation related to certain EPC activities; and with GS Energy with respect to project development in certain markets.

Our strategic partners may have interests that diverge from our interests, and which may hinder our ability to negotiate sales to customers. If we lose our agreements with strategic partners, we may need to find new contractors who may have less experience designing and building nuclear plants, developing NuScale SMRs, or commercializing our products and services. In addition, in the event of a termination of the Strategic Alliance Agreement, there will be non-circumvention restrictions on our ability to pursue certain opportunities without ENTRA1 or to contact or enter into any arrangement with anyone that has, or had, a relationship with ENTRA1, and may subject the Company to significant damages in the event the Company causes a material breach. The termination of any of the Strategic Alliance Agreement or agreements described above with Fluor, Doosan Heavy Industries and Construction Company, Ltd., IHI Corporation, Sarens Nuclear & Industrial Services, LLC, JGC Holdings Corporation, Samsung C&T Corporation, or GS Energy could substantially hinder our ability to expand our production capacity and installation of NuScale power plants and could materially and adversely affect our business, prospects, financial condition, results of operations and/or reputation.

The PMA with ENTRA1 may result in incremental cash outlays in the near term without guaranteeing revenue generating activities.

Pursuant to the PMA, NuScale is named a key supplier to ENTRA1 with respect to the supply of SMR technology, while ENTRA1 retains sole discretion to select, contract with, or purchase form NuScale or other suppliers or service providers, and NuScale is obligated to make certain milestone contributions to ENTRA1 at varying stages in connection with an ENTRA1 Energy Project. During the three months ended September 30, 2025, ENTRA1 entered into a non-binding agreement with TVA under which ENTRA1 and TVA will collaborate to develop plants to provide TVA with up to 6 gigawatts of new nuclear power generation. This agreement satisfied the criteria for NuScale’s payment of Milestone Contribution 1 for 72 NPMs for an approximate cost of $495 million. Under the PMA, the Company will be obligated to make Milestone Contribution 2 to ENTRA1, or its designated affiliate upon the execution by ENTRA1, or its designated affiliate, of a binding purchase power agreement, energy off-take agreement or document with a Third Party in connection with the development of an Energy Project or the deployment of one or more NPMs into a potential Energy Project, in the amount of approximately $16 million per NPM included in such binding agreement.

While the anticipated execution of such binding agreement by ENTRA1 would be considered a favorable development for NuScale, it does not guarantee the execution of a revenue generating contract between ENTRA1 and NuScale. Absent such revenue generating contract NuScale would be obligated to pay ENTRA1 the Milestone Contributions without receiving any revenue in return, which would materially adversely affect our financial condition and results of operations.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

Recent changes in U.S. trade policy, including the imposition of new of increased tariffs in the U.S. on certain foreign goods or retaliatory tariffs in response to such tariffs could cause an increase in our cost and delay in delivery of goods related to our products. Such increased costs could require us to increase prices to our customers, or, if we are unable to increase prices, result in lowering our margin on products sold.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information

Insider Trading Arrangements

We proposed to certain employees, including officers, with restricted stock units (“RSUs”) that they instruct the agent who administers our 2022 Long-Term Incentive Plan to promptly sell shares of Class A common stock sufficient to cover tax withholding obligations arising from the vesting and settlement of the RSUs. With respect to any eligible sell-to-cover transactions before the expiration of the cooling off periods specified in Rule 10b5-1(c), the instruction is intended to be a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K, and with respect to eligible sell-to-cover transactions after the cooling off periods specified in Rule 10b5-1(c), the instruction is intended to be a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K and satisfy the affirmative defense of Rule 10b5-1(c). There is no durational limit to, or specified number of shares to be sold pursuant to, these instructions. During the three months ended September 30, 2025, Shahram Ghasemian, former chief legal officer, executed a 10b5-1(c) Trading Instruction for Eligible Sell-to-Cover Transaction which was provided to the agent on August 13, 2025.

During the three months ended September 30, 2025, (a) the Company’s chief financial officer, Ramsey Hamady, adopted a plan on September 10, 2025 which is intended to satisfy the affirmative defense of Rule 10b5-1(c) and which runs through September 10, 2026, and provides for the aggregate purchase or sale of 160,000 shares, (b) the Company’s chief technology officer, Jose Reyes, adopted a plan on September 10, 2025, which is intended to satisfy the affirmative defense of Rule 10b5-1(c) and which runs through June 30, 2026, and provides for the aggregate purchase or sale of 260,000 shares, (c) the Company’s chief executive officer, John Hopkins, adopted a plan on September 10, 2025, which is intended to satisfy the affirmative defense of Rule 10b5-1(c) and which runs through August 12, 2026, and provides for the aggregate purchase or sale of 1,132,701 shares, (d) the Company’s chief commercial officer, Clayton Scott, adopted a plan on September 4, 2025, which is intended to satisfy the affirmative defense of Rule 10b5-1(c) and which runs through August 12, 2026, and provides for the aggregate purchase or sale of 187,166 shares, (e) the Company’s chief operating officer, Carl Fisher, adopted a plan on August 12, 2025, which is intended to satisfy the affirmative defense of Rule 10b5-1(c) and which runs through August 12, 2026, and provides for the aggregate purchase or sale of 71,474 shares, and (f) the Company’s vice president, product and project delivery, Karin Feldman, adopted a plan on September 9, 2025, which is intended to satisfy the affirmative defense of Rule 10b5-1(c) and which runs through May 15, 2026, and provides for the aggregate purchase or sale of 86,410 shares.

Other

Exchange Agreement and Tax Receivable Agreement Amendment

On November 6, 2025, NuScale Power Corporation (the “Company”) and NuScale Power, LLC (“NuScale LLC” and, together with the Company, “NuScale”), entered into an Exchange Agreement (the “Exchange Agreement”) with Fluor Corporation, a related party of NuScale (together with its subsidiary Fluor Enterprises, Inc., “Fluor”), whereby NuScale has agreed to exchange all 110,936,472 of Fluor’s currently held Class B units of NuScale LLC (the “Class B Units”) and shares of Class B common stock, par value $0.0001, of the Company (“Class B Common Stock”) for a like number of shares of the Company’s Class A common stock, par value $0.0001 (“Class A Common Stock”).

In consideration for the exchange, Fluor has agreed to:
•subject to certain restrictions, prior to June 1, 2026, limit the number of sales of Class A Common Stock by Fluor on any day to 3% of the average daily trading volume over the prior 30 days during such days as the Company is in a regularly scheduled open trading window and to 6% during any regularly scheduled market black-out days for the Company in connection with its quarterly disclosure filings;

•only sell such shares through structured sales transactions with dealers in the form agreed to with NuScale, which structured sales transactions will, among other things, provide for similar trading limitations;

•without the prior written consent of the Company, knowingly transfer shares of Class A Common Stock to any person that owns 10% or more of the outstanding voting securities of the Company or where such transfer would cause such person to own more than 10% or more of the outstanding voting securities of the Company;

•vote all of the shares of the Class A Common Stock that Fluor then owns in favor of any proposal to amend the Company’s Certificate of Incorporation, as amended, to increase the number of authorized shares up to 662 million (the “Newly Authorized Shares”) at one or more meetings of stockholders; and

•amend the Exclusivity Agreement, dated September 30, 2011 (as amended, the “Exclusivity Agreement”), between NuScale LLC and Fluor to provide that the Exclusivity Agreement will not apply with respect to Fluor and NuScale where ENTRA1 Holdings, LLC and its affiliates are the clients and to provide, to the extent within NuScale LLC’s control, the right for Fluor to bid to provide certain services in such cases.

•Amend the Tax Receivable agreement to reduce any tax payments due to Fluor from NuScale under the Tax Receivable Agreement, dated as of May 2, 2022 (the “TRA”), among the Company, NuScale LLC, Fluor Enterprises and the other parties by 50%.

The Company agrees not to sell any of the Newly Authorized Shares prior to March 1, 2026, except for up to 20 million Newly Authorized Shares that may be sold in any transaction other than certain underwritten, registered offerings or PIPE transactions.

In connection with the Exchange Agreement, NuScale and Fluor agreed to certain mutual releases related to the Exclusivity Agreement, Fluor’s exclusivity rights on NuScale projects, NuScale’s relationship with ENTRA1, and any limitations placed on Fluor’s ability to exchange shares. NuScale also agreed to indemnify Fluor with respect to certain claims by certain third-parties.

A copy of the Exchange Agreement is filed as Exhibit 10.6 to this Quarterly Report on Form 10-Q, and the foregoing description thereof does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Exchange Agreement and the terms of which are incorporated by reference herein.

On November 6, 2025, the Company and Fluor also entered into a Tax Receivable Agreement Amendment (the “Amendment”) to reduce any tax payments due to Fluor from NuScale under the Tax Receivable Agreement, dated as of May 2, 2022 (the “TRA”), among the Company, NuScale LLC, Fluor Enterprises and the other parties by 50%. For the avoidance of doubt, the Amendment does not reduce the tax payments due any other party to the TRA.

A copy of the Amendment is filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q, and the foregoing description thereof does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Amendment and the terms of which are incorporated by reference herein.

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

3.1*	Certificate of Incorporation of NuScale Power Corporation as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 7, 2025)
3.2	Amended and Restated Bylaws of NuScale Power Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on December 7, 2022)
10.1*	Exchange and Lock-up Agreement, dated July 31, 2025, by and among NuScale Power, LLC, NuScale Power Corporation and Fluor Enterprises, Inc.
10.2	Sales Agreement, dated as of August 11, 2025, between the Company and the Sales Agents (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on August 11, 2025)
10.3#
Partnership Milestones Agreement, dated August 27, 2025, by and between NuScale Power, LLC and ENTRA1 Energy LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 2, 2025)

10.4#
Guaranty Agreement by and between NuScale Power Corporation, NuScale Power, LLC and ENTRA1 Energy LLC, dated August 27, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 2, 2025)

10.5#
Tri-Party Agreement between U.S. Department of Energy, CFPP LLC, and NuScale Power, LLC on Long Lead Materials (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 24, 2025)

10.6*	Exchange Agreement, dated as of November 6, 2025, among the NuScale Power Corporation, NuScale Power LLC, Fluor Corporation and Fluor Enterprises, Inc.
10.7*	Tax Receivable Agreement Amendment, dated as of November 6, 2025, among the NuScale Power Corporation, NuScale Power LLC, Fluor Corporation and Fluor Enterprises, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL)
__________________________________________

† Schedules and exhibits to this exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of all omitted schedules or exhibits to the SEC upon request.
# As permitted by Regulation S-K, Item 601(b)(10)(iv)of the Exchange Act, certain confidential portions of this exhibit have been redacted from the publicly filed document.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NuScale Power Corporation

Date	By:	/s/ John Hopkins
November 6, 2025	Name:	John Hopkins
	Title:	Chief Executive Officer

Date	By:	/s/ Robert Ramsey Hamady
November 6, 2025	Name	Robert Ramsey Hamady
	Title:	Chief Financial Officer