Form 10-K
period 2025-12-31
NUSCALE POWER Corp
filed 2026-02-26
CIK 1822966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________
Commission file number 001-39736
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

None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.3 billion.

The registrant had 318,603,143 shares of Class A common stock and 19,413,185 shares of Class B common stock outstanding as of February 20, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for its 2026 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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
• “UAMPS” refers to the Utah Associated Municipal Power Systems.
• “Warrants” refers collectively to the Public Warrants and the Private Placement Warrants.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, as amended by the Private Securities Litigation Reform Act of 1995, that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-K, including, without limitation, statements in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections regarding our financial position and business strategy and the expressed or implied expectations, beliefs, intentions, plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “continue,” “could,” “should,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “forecast,” “will,” “would,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:
•our need for and ability to obtain additional equity financing or other sources of funding, including in connection with the satisfaction of our payment obligations under the PMA;
•our financial and business performance, including financial projections and business metrics, and our expectations regarding entering into firm revenue-producing contracts with future customers;
•our expectations regarding obtaining regulatory approvals, and the timing thereof, to deploy our SMRs in the United States and abroad;
•our expectations regarding our strategic partnerships;
•our expectations regarding our ability to commercialize our products and future products and demand for our products and the energy industry generally;
•adverse macroeconomic, economic or market conditions that may harm our business;
•limitations on the effectiveness of our controls and procedures, our remediation plans related thereto and our ability to implement and maintain effective policies, procedures related thereto;
•the amount of time for which we expect our cash and cash equivalents, and short-term investment balances and other available financial resources to be sufficient to fund our operations; and
•the dependence of our business on our ability to attract and retain talented employees.

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

Important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements are summarized below under “Summary of Risk Factors” and in more detail in the section of this Annual Report titled “Risk Factors.” If one or more of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we currently consider immaterial, or which are unknown. It is not possible to predict or identify all such risks. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. No person should take any statement regarding past trends or activities as a representation that the trends or activities will continue in the future and are cautioned not to place undue reliance on the forward-looking statements included in this Annual Report.

Additional Information

NuScale Power Module™ is a trademark of ours that is used in this Form 10-K and referred to in this Form 10-K as NPM Solely for convenience, the trademark referred to in this Form 10-K may appear without the ™ symbol, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to this trademark.

Summary of Risk Factors

Our business involves significant risks, and you should carefully read and consider the factors discussed under “Item 1A. Risk Factors.” The following is a summary of some of these risks. If any of the following events occur, our business, financial condition and operating results, and the value of our Class A common stock may be materially adversely affected.

Risks Related to Our Structure and Tax Matters

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
•Payments under the Tax Receivable Agreement may exceed the actual tax benefits NuScale Corp realizes; and
•Changes in tax laws or regulations may increase tax uncertainty and adversely affect results of our operations and our effective tax rate.

Risks Related to NuScale’s Business and Industry

•We have not yet entered into a binding contract with a customer to deliver NPMs, and there is no guarantee that we will be able to do so;
•We face competition from other nuclear reactor technologies and from competitors in China and Russia that currently operate commercial SMRs and may have advantages in marketing their SMRs to potential customers;
•Any issues or delays in the development and manufacture of NPMs and related technology may adversely affect our business and financial condition;
•We have not yet delivered NPMs to customers, and any setbacks we may experience during our first commercial delivery and other demonstration and commercial missions could have a material adverse effect on our business, financial condition, results of operation, and reputation;
•We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to achieve or maintain profitability;
•The cost of electricity generated from nuclear sources or our NPMs may not be cost competitive with other electricity generation sources in some markets, which could materially and adversely affect our business;
•Loss of government incentives to use nuclear power may have an adverse impact on the market for SMRs. The market for SMRs generating nuclear power is not yet established and may not achieve the growth potential we expect or may grow more slowly than expected;
•Our commercialization strategy relies on our relationships with Fluor and other strategic investors and partners, such as ENTRA1, who may have interests that diverge from ours and who may not be easily replaced if their relationships terminate;
•The PMA with ENTRA1 may result in significant cash outlays in the near term without guaranteeing revenue generating activities;
•We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy;
•We expect we will require additional future funding to fund operations and commercialization, and such financing may not be available on acceptable terms;
•If manufacturing and construction issues are not identified prior to design finalization, long-lead procurement, and/or module fabrication, then those issues will be realized during production, fabrication, or construction and may impact plant deployment cost and schedule;
•We and our customers operate in a politically sensitive environment, and the public perception of nuclear energy, including due to accidents involving nuclear power facilities, can affect our customers and us;
•Our supply base may not be able to scale to the production levels necessary to meet sales projections;
•Our supply base is constrained, and until we enter into a binding contract to deliver NPMs, our ability to secure commitments from our suppliers may be limited, which introduces risks relating to schedule, cost and quality as competitors place orders from the same constrained supply base; and
•We are highly dependent on our senior management team and other highly skilled personnel, and if we are not successful in attracting or retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Risks Related to Intellectual Property

•Our ability to protect our patents and other proprietary rights may be challenged and is not guaranteed, exposing us to the possible loss of competitive advantage;
•We enjoy only limited geographical protection with respect to certain patents and may not be able to protect our intellectual property rights throughout the world;
•We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market NPMs; and
•We may be subject to claims of ownership and other rights to our patents and other intellectual property by third parties.

Risks Related to NuScale’s Regulatory Environment

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
•We and our customers could incur substantial costs as a result of violations of, or liabilities under, environmental laws; and
•Our business is subject to a wide variety of extensive and evolving government laws and regulations, including stringent United States export and import laws and regulations. Changes in and/or failure to comply with such laws and regulations could have a material adverse effect on our business.

Risks Related to Ownership of Our Shares of Class A common stock

•The exclusive forum provision in our Organizational Documents (as defined below) could limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with NuScale or its directors, officers or other employees;
•The price of shares of Class A common stock may be volatile;
•A significant portion of our outstanding shares may be sold into the market;
•Investors’ ability to make transactions in our securities could be limited and if we cannot maintain our listing on the NYSE, we may be subject to additional trading restrictions;
•We have in the past and may in the future be subject to short selling strategies that could result in a reduction in the market price of our Class A common stock; and
•We do not expect to pay any cash dividends in the foreseeable future.

General Risk Factors

•A future widespread public health crises could negatively affect various aspects of our business, make it more difficult for us to meet our obligations to our customers, and result in reduced demand for our products and services;
•We are subject to cybersecurity risk; and
•We may become involved in litigation that may materially adversely affect us.

Part I
Item 1. Business
Unless the context otherwise requires, all references in this section to “NuScale,” the “Company,” “we,” “us” or “our” refer to the consolidated operations of NuScale Corp and NuScale LLC.
Overview
NuScale is redefining nuclear power through the development of proprietary and innovative SMR technology that the Company believes will deliver safe, scalable, cost-effective and reliable carbon-free power. The Company’s core technology, the Light Water Nuclear Reactor NuScale Power Module™ (“NPM”), can generate 77 MWe and is premised on well-established nuclear technology principles, with a focus on the integration of components, simplification or elimination of systems and use of passive safety features. The Company believes this results in a safe and highly reliable power plant suitable to be sited close to where electricity, water desalinization, hydrogen production or process heat is needed.

Since 2007, over $1.8 billion has been invested in the development of NuScale technology, including more than $578.3 million from DOE under a series of cost-share programs, and we have received 513 patents globally, with an additional 268 patent applications currently pending. In September 2020, the Company’s 12-module design (currently approved for 160 million watts of thermal power or 50 MWe per NPM) became the first and only SMR to receive an SDA from the Nuclear Regulatory Commission (“NRC”). In the U.S., the NRC oversees the licensing, permitting, and decommissioning of nuclear sites. In May 2025, the NRC finalized their review and approved the Company’s second SDA application and the associated licensing topical reports for NuScale’s 6-unit 77 MWe NPM design. Customers in the United States are now able to reference the approved design and SDA for expedited construction and operating licensing for a plant that is using the NuScale SMR technology.
NuScale’s unique SMR has several key defining characteristics, including:
•Proven. The Company’s NPM technology leverages existing light water nuclear reactor technology and conventional low-enriched uranium fuel supply that have been operating globally for over 60 years.
•Simple. NuScale’s simple NPM design, based on natural circulation, integrates the reactor core, steam generators and pressurizer in a single factory-built vessel and eliminates the need for reactor coolant circulating pumps, large bore piping and other components found in conventional large-scale nuclear reactors. This simplicity improves safety and reduces capital and operational costs.
•Scalable. The NPMs allow for scalability from one to twelve modules in a single installation, with typical scales of 12-module (924 MWe), six-module (462 MWe) and four-module (308 MWe) versions. These NuScale SMR-based configurations can commence operation with one module and scale to house up to their approved capacity of four, six or twelve modules. This scalability is expected to allow customers to right-size their up-front capital investment and economically increase installed capacity over time through the addition of NPMs.
•Safe. NuScale believes that its SMR technology design is the safest in the world for nuclear plants and that it has several industry-first advantages over conventional large-scale nuclear plants, including an unlimited “coping” period during which the NPMs can be shut down and kept in a safe condition without operator intervention, AC or DC power or any additional cooling water. As a result, the Company believes it has numerous operational and commercial advantages including a safety case that supports a small, site-boundary emergency planning zone (“EPZ”) designation by the NRC, as well as various resiliency and reliability features including the ability to start and operate a plant without AC or DC power to provide first-responder power.

In addition to the sale of NPMs, we will offer a diversified suite of services throughout the development and operating life of the power plant. The Company’s suite of services is planned to include licensing support, testing, training, fuel supply services and program management, among others. We anticipate that the Company’s service offerings will have high penetration rates across the customer base and will provide consistent, recurring revenues throughout the project deployment phase and operating lives of NPMs. We expect service revenue to begin approximately five years prior to a power plant’s commercial operation date and to extend throughout the life of the power plant.

Potential offtake customers are a mix of domestic and international governments, utilities, state-owned enterprises and technology and industrial companies in need of carbon-free, reliable energy.

As discussed in the section titled “Supply Chain and Partners”, we benefit from a global network of supply chain partners that we expect will play an integral role in bringing NuScale’s technology to market around the world, including engineering, procurement, design and constructions companies, and nuclear power industry experts, among other industries.

As discussed in the section titled “Customers and Prospective Customers” below, the Company has been working with one customer and one prospective customer. The customer is RoPower Nuclear S.A. (“RoPower”), which is a joint venture established by S.N. Nuclearelectrica S.A. (“Nuclearelectrica”) and Nova Power & Gas S.A. During the first phases of the project, we defined their site and specific inputs for a power plant utilizing NuScale’s 6-unit 77 MWe NPM design to be deployed at the Doicesti Power Station site in Romania.

The prospective customer, ENTRA1, is NuScale’s exclusive global strategic partner for commercialization and development of power plants utilizing NPMs. Through this strategic relationship, the Company expects to collaborate on joint development initiatives with ENTRA1. ENTRA1 is currently in negotiations with Tennessee Valley Authority (“TVA”) to deploy up to six 12-module power plants that would house the NPM design, and would be a landmark agreement in their seven-state region.

Energy Industry Outlook

According to the McKinsey & Company’s Global Energy Perspective 2025: Power Outlook (“GEP 2025”) - Global primary energy demand is projected to grow by about 10 percent by 2050 in the Continued Momentum scenario and electricity is expected to play an increasing role in the energy mix. Most of the energy demand growth is expected to come from India, Asia and Africa. In these regions, population and GDP per capita are increasing, as is energy demand per capita. Across regions, electricity demand growth is still mainly driven by the industry and building sectors, which are projected to grow 20 to 40 percent from today’s levels by 2050. In recent years, new demand drivers have emerged. Transportation has become a bigger source of electricity consumption, mainly because of the increased uptake of passenger electric vehicles. Data centers are also developing as a growth area for electricity demand, especially in the United States. In part because of these new drivers, electricity demand by 2050 could be double the 2023 level.

GEP 2025 goes on to note that renewables and energy storage technologies represent cost-competitive decarbonization solutions because of continuing cost declines and increasingly mature and robust supply chains. Solar and wind power are expected to see very strong growth in the next two decades—nearly threefold by 2030 and more than ninefold by 2050 compared with 2023 levels. This means that the share of renewable energy in the power mix could more than double in the next 20 years. However, because solar and wind energy are intermittent, firm power is essential to building a reliable system cost effectively. Clean, firm power sources (including geothermal power, hydropower and nuclear power) are expected to grow at 3 percent per year through 2050 in the Continued Momentum scenario.

In that context, GEP 2025 notes that nuclear energy has recently regained momentum, backed by governments and industry players. Since the UN Climate Change Conference in November 2024, 31 countries have pledged to triple nuclear capacity by 2050. As an emission-free, firm energy source, nuclear power complements renewables, but the final storage of nuclear waste remains an unsolved problem. Small modular reactors could have several advantages, including cost, scalability and simplicity of reactor design and construction, over full-scale plants.

Similarly, BloombergNEF’s New Energy Outlook 2025 (“NEO 2025”) projects that under their base-case Economic Transition Scenario, global demand for electric power will rise by 75% by 2050 as economic development, electric vehicles, cooling needs and power demand for data centers push up electricity use. In particular, incremental electricity demand from data centers is expected to jump to 1,200 terawatt-hours (“TWh”) globally by 2035 and 3,700TWh by 2050, which represents 4.5% and 8.7% of power demand, respectively.

This spike in demand is driven by several factors, including electricity use by data centers, reflecting the large power consumption requirements of AI, cloud computing and crypto-mining operations; the re-shoring of manufacturing in the U.S. in key sectors such as semiconductors, fueled in part by the CHIPS and Science Act; electric vehicle growth; and electrification of household goods and appliances. The power needs of data centers are expected to continue to grow significantly over the course of the decade as a result of these factors.

Market Opportunity

The U.S. Energy Information Administration (“EIA”) reports on capacity factor by energy source, which measures a power plant’s actual generation compared to the maximum amount it could generate in a given period without any interruption. In the EIA’s analysis, nuclear has the highest capacity factor of any other energy source, noting that during 2024, nuclear had a capacity factor of 92%, while coal was 42%, natural gas was 60% and both wind and solar less than 35%. The study went on to note that nuclear power plants had an 8% share of the total U.S. energy generation capacity in 2023 but actually produced 18% of the country’s electricity due to its high-capacity factor.

The production of nuclear energy as baseload power is imperative to maintaining carbon-free reliability in the U.S. electricity grid and is rightly viewed as a national security imperative. NuScale SMR Technology has the unique ability to provide the availability and reliability needed to secure data for national security. Strong leadership in the green economy is good for the environment and good for America and the country’s allies. It supports the Company’s geopolitical interests by reducing reliance on non-domestic energy sources. In addition, it powers U.S. economic growth and enables global competitiveness. Additional nuclear energy supply will also support onshoring trends and America’s strong growth in domestic manufacturing. Finally, management believes this clean baseload power generation provides energy at scale for large technology companies to help meet power needs for data centers and artificial intelligence (“AI”) while achieving sustainability objectives. ENTRA1’s global pipeline for prospective data center and AI customers is expanding with significant inbound inquiries from tier one hyperscale computing providers. Other baseload generation includes the repurposing of coal-fired facilities to nuclear.

In May 2025, President Trump signed an executive order and tasked the Secretary of Energy with the rapid deployment of advanced nuclear technologies to support national security objectives, including powering AI computing infrastructure and national security installations within 30 months. The executive order also notes that it is the policy of the United States to facilitate the expansion of American nuclear energy capacity from approximately 100 GW in 2024 to 400 GW by 2050. Further, this executive order will promote American nuclear exports through diplomatic engagement and negotiations for agreements under section 123 of the Atomic Energy Act to enable the U.S. nuclear industry to access new markets in partner countries.

Market Opportunity for SMRs

The four primary technologies currently being pursued in SMRs are water-cooled reactors, fast neutron reactors, high temperature gas reactors and molten salt reactors. Light water reactors, such as the NPM, are considered by the World Nuclear Association to have the lowest technological risk and are the most developed from a commercial perspective benefiting from decades of proven technology.

SMRs have a number of inherent advantages over traditional large-scale nuclear and other carbon-free power generation, including:
•Design Simplicity. Large scale nuclear plants, which typically generate 1GW or more, are complex in terms of design and construction. SMRs are simpler to manufacture, construct, operate and maintain. SMRs are also designed to eliminate many of the nuclear components needed in large-scale plants which adds to their simplicity. Water-cooled reactors represent the largest product segment in the SMR market by reactor type. Their dominance reflects a proven performance record in the nuclear sector, straightforward design and robust safety features. An established supply chain for water-cooled components reduces development costs and accelerates project schedules compared to emerging reactor technologies. Regulatory agencies possess extensive experience in licensing and supervising water-cooled reactors, which streamlines approval processes for SMR deployments.
•Enhanced Safety. Although the NPM is the only SMR with an NRC-approved safety case, according to the DOE, “small modular reactors have the potential for enhanced safety and security compared to earlier designs.” The smaller reactor core and reduced potential for off-site release from SMRs means SMRs may be located closer to population centers and industrial facilities in need of process heat. The robust design, small fuel inventory and multiple barriers preventing fission product release contribute to a low probability and consequence of radionuclide release, even under extreme upset conditions, thus simplifying the emergency preparedness and response and providing a basis for reducing the EPZ. NuScale is the only SMR company to obtain approval of its EPZ methodology from the NRC (or any other national government nuclear regulatory body) as well as the only SMR developer to have an approved regulatory basis for obtaining a site boundary EPZ. In 2022, the NRC approved a new methodology for SMR emergency planning; however, no other SMR vendor has had its methodology approved following the new criteria.
•Traditional Nuclear Economics. Traditional large-scale nuclear facilities have high upfront capital costs due to the size of the power plants as well as long construction times. These plants require significant resource planning and utilities have hesitated to deploy the capital necessary to build large-scale nuclear plants because of these high costs. SMRs are simpler, smaller and the reactors are largely factory built, leading to shorter construction times and greater cost predictability.

•Modular and Scalable. SMRs can more easily match customer needs while avoiding surplus capacity. The modular nature of the SMR design allows for design flexibility, producing operational and serviceability advantages over other technologies. Modularity results in splitting power plant development between the factory and the field, reducing the schedule risk that has impacted large reactor construction projects. The NuScale modular design has the benefit to customers of being right-sizable upon construction and scalable over time.
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
NuScale Technology

The NPM is the product of approximately 18 years of research and development by NuScale and key collaborators, including Oregon State University (“OSU”) and the Idaho National Laboratory. NuScale SMR-based power plants are composed of multiple NPMs, each of which is capable of producing 77 MWe. The NPM consists of an integral reactor composed of the reactor core, helical coil steam generators and pressurizer within the reactor pressure vessel, enclosed in a steel containment vessel. The reactor core consists of an array of fuel assemblies and control rod clusters at standard enrichments. The helical coil steam generator consists of two independent sets of tube bundles with separate feedwater inlet and steam outlet lines. The integral reactor measures 65 feet tall and 9 feet in diameter. The containment vessel measures 76 feet tall and 15 feet in diameter and is much smaller and stronger than the concrete containment shells for large reactors. The NPM operates inside a stainless-steel lined, water-filled pool located below ground level.
NuScale Power ModuleTM

The Company’s NPM technology leverages existing light water nuclear reactor technology and fuel that has been operating globally for over 60 years. The reactor operates using the principles of buoyancy-driven natural circulation; hence, no pumps are needed to circulate water through the reactor. Once the heated water reaches the top of the riser, it turns downward into an annulus where the hot water flows over the steam generator tubes. Water in the reactor system is kept separate from the water inside the steam generator to prevent contamination. As the hot water in the reactor system passes over the hundreds of tubes in the steam generator, heat is transferred through the tube walls and the water inside the tubes turns to superheated steam. This innovative design eliminates the need for reactor coolant pumps, large bore piping, complex safety systems and other components found in conventional large-scale nuclear reactors. The result is a simplified system that improves safety and reduces capital and operational costs.

Design Features and Innovations
The NPM introduces a number of key design innovations that the Company believes allows us to be the safest and most reliable provider of nuclear energy. These design features include:
•Proven Technology. The NPM design relies on well-established pressurized, light water reactor technology. As such, NuScale SMR-based power plants can be licensed within the existing regulatory framework for light water reactors, drawing on a vast body of established research and development, proven codes and methods and existing regulatory standards. Because the Company’s technology was designed based on this proven foundation, we believe that NuScale has a significant advantage over other alternative and yet unproven nuclear technologies that may come to market, both with respect to obtaining regulatory approvals and attracting customer interest.
•Single, Integrated Unit. The NPM incorporates all of the components for steam generation and heat exchange into a single integrated unit. This design eliminates all large bore interconnection piping, which is historically a potential source of failure and cause of construction complexity for large-scale reactors.
•Compact Size. Each NPM, including the containment vessel, can be entirely fabricated in a factory and shipped by rail, truck, or barge to the power plant site for assembly and installation. Fabrication of the modules in a factory environment reduces fabrication cost, improves quality, reduces construction time and increases schedule predictability. This is a distinct benefit compared to traditional large-scale nuclear plants in which reactors are built on-site and only after their completion can the balance of the plant be constructed. We can fabricate NPMs in parallel with site construction, saving time and reducing complexity, labor and construction costs.
•Natural Circulation. The reactor core of the NPM is cooled entirely by natural circulation of water. Natural circulation provides a significant advantage in that it reduces capital and operational costs by eliminating reactor coolant pumps, pipes and valves and the associated power, maintenance and potential failures of those components.
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
•Unlimited “coping period.” The NPMs are designed with fully passive safety systems and are kept safe in a cooling condition for an unlimited time following any extreme event that renders a power plant without external power. During the span of such an event and for an unlimited amount of time, NuScale SMR-based power plants do not require any internal or external human or computer actions, AC or DC power or additional water to cool the reactors (referred to as NuScale’s Triple Crown For Nuclear Plant Safety). An unlimited coping period is unprecedented for commercial light water nuclear reactors. Historically, commercial light water nuclear reactors have maximum coping periods of 72 hours before operator action is required to keep the reactor safe.
•Site Boundary EPZ Support. NuScale SMR-based power plants have been designed to allow an NRC-approved EPZ that does not extend beyond the power plant site boundary (the restricted area controlled by the plant owner). The NRC has approved NuScale’s methodology for calculating EPZ size. This methodology, approved solely for NuScale’s unique passively safe design, demonstrates that most NuScale SMR-based plant sites in the U.S. can be approved with a 300-yard “site-boundary” EPZ. Currently operating commercial nuclear power plants in the U.S. are required to have a 10-mile radius EPZ from the reactor site and the population within the EPZ must be capable of evacuating within a specified time period. The smaller EPZ enables NuScale SMR-based power plants to be sited closer to end-users, which is of particular importance to process heat off-takers and to owners seeking to repower retiring coal-fired generation facilities.
•No Backup Power. The NRC concluded that NuScale’s safety design eliminates the need for “Class 1E” power – i.e., safety-related, backup power. This means that NuScale SMR-based power plants do not need costly emergency diesel generators to ensure the safety of the reactors in the event of a power loss. Today, no operating nuclear plant in the United States can make this claim.
•Resilience to Man-made and Natural Events. The NuScale SMR-based reactor building is designed to withstand the impact from man-made and natural events, including floods, earthquakes (in excess of the Fukushima event), tornados and hurricanes in excess of 280 mph winds and the impact of a large commercial airplane. The NuScale SMR-based power plant is also designed to safely shut down following an electromagnetic pulse or geomagnetic disturbance.
Technology-Enabled Operational Features

NuScale’s design innovations and best-in-class safety case create several technology-enabled operational features that no other carbon-free generation source can claim. These features address a host of critical industry needs with respect to grid resiliency and reliability and provide customers with related commercial benefits that other power generation solutions do not provide. Select features of the NuScale SMR-based power plants include:
•No Grid Connection Required. The NuScale SMR-based plant is the only commercial nuclear power plant approved by the NRC without requiring any connections to the transmission grid for safety. This allows off-grid operation such that NuScale SMR-based plants can be sited in the proximity of industries needing electricity and process heat. It also enables a NuScale SMR-based plant to replace a coal-fired power station located at the end of a single transmission line.
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
•Island-Mode Power. A single NPM can supply all the “house load” electricity needs of the plant while also continuing to provide power to a local industrial customer or mission critical facility without external grid connection via a micro-grid connection.
•Highly Reliable Power. Because of the staggered refueling of modules in a 12-module power plant, that produces 924 MWe of power, the expected capacity factor is ~98%. This is significantly greater than other non-nuclear forms of electric power generation (coal, solar, wind, and natural gas). Furthermore, as the only NRC design approved without the requirement of being connected to the main transmission grid for safety, it is possible to operate a 12-module plant off-grid. The island mode feature and black start capabilities further add to the plant’s reliability. The high reliability and behind the meter capability are potentially attractive features for Data Centers and industrial end users.

Design Validation, Testing and Manufacturing
NuScale Control Room Simulator
NuScale’s safety design has been validated through rigorous testing of critical components, such as fuel assemblies, control rod and control rod drive mechanisms and the integral helical coil steam generators. NuScale constructed an electrically-heated, one-third scale, high-pressure and temperature integral thermal-hydraulic test facility that demonstrated the operation of the entire nuclear steam supply system and safety systems. NuScale testing programs have been audited by the NRC.

In addition, we have proven the ability to safely operate 12 NPMs from a single control room by building and operating a full-scale simulated control room. Through comprehensive testing in this simulator, NuScale has shown that the demands on the reactor operators are significantly reduced compared with traditional large reactors, as a result of the simplicity of the design, advancements in digital controls and the fact that NuScale’s design requires no operator-initiated safety functions for all design basis events. Through comprehensive analyses, demonstrations and audits, the NRC has approved NuScale’s conduct of operation such that three licensed operators can safely operate a 12-module plant without the need for a Shift Technical Advisor, a key safety-related role required by the NRC for all existing large-scale nuclear plants.

We have placed orders for Long-lead items for the first twelve NPM upper reactor vessels, including forgings, tubing, tube bending machines and weld materials with Doosan Enerbility Co., Ltd, the Company’s manufacturing partner. Manufacturing of long-lead materials forgings has progressed at the manufacturing site at Doosan Enerbility Co., Ltd. Further, manufacturing trials for other key components such as steam generator tubes and vessel cladding processes have been completed.

Products and Services
NuScale has determined that it currently operates in a single segment and will periodically reassess that determination as it nears commercialization and deployment of its NPMs.

NuScale Power Modules and Nuclear Steam Supply System (“NSSS”) Equipment

The Company’s core technology, the NuScale Power Module™ (“NPM”), can generate 77 MWe and is premised on well-established nuclear technology principles, with a focus on the integration of components, simplification or elimination of systems and use of passive safety features.

A customer seeking to deploy a NuScale SMR-based power plant will be granted a technology license from NuScale. NuScale will also provide design and nuclear regulatory licensing basis information necessary for the customer to obtain regulatory approval to construct and operate the power plant.

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
Services

We will also offer customers a diversified suite of services throughout the life of the power plant, beginning approximately five years prior to a plant’s commercial operation date. Pre- and post-commercial operation date service offerings provide customers with critical services related to the licensing, design, development, construction, operation and maintenance of the power plant. As a first mover and developer of the power plant’s nuclear technology, we believe that we are well positioned to be a trusted service provider. As such, we anticipate that the Company’s services will have high penetration rates and will provide consistent, recurring revenues that could become significant once a large number of NuScale SMR-based plants are in operation.
NuScale’s services include:
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
Competitive Strengths

Only Viable Carbon-free Baseload Power. Nuclear is believed to be the only viable carbon-free baseload power available to address the global need for carbon-free generation and to meet decarbonization targets year-round. NuScale SMR-based power plants are expected to provide highly reliable, cost-effective, carbon-free baseload power to electric grids – no other existing baseload technology can claim the same benefits on the scale needed to address the world’s growing needs.
Innovative Technology Platform and Intellectual Property Portfolio. We have 513 patents issued and an additional 268 patents pending. These 781 patents protect, or will protect if issued, key aspects of the Company’s technology, and management continues to grow the Company’s intellectual property portfolio. In addition, NuScale has a highly educated workforce of 428 employees, of whom 11 have master’s degrees in engineering and science and 22 have Ph.Ds. The Company’s intellectual property rights, as well as the Company’s highly skilled personnel are important assets necessary to maintain a competitive advantage in the market and expand on the Company’s technology platform.
First to Receive an SDA from the NRC. Although China and Russia have currently operating SMRs, NuScale’s is the first and only SMR to receive an SDA from the NRC. This is an important regulatory milestone that provides customers with certainty – knowing that the NRC approves of the plant design – before committing significant capital to develop a nuclear facility. The SDA process took NuScale 41 months to complete – including preparation, application and receipt of approval. This was the fastest any nuclear reactor company has ever received approval from the NRC. To date, no SMR or advanced reactor company other than NuScale has even applied to the NRC for SMR SDA. The fact that the NuScale design approval timeline was based on well-established light water nuclear technology, provides NuScale with a solid competitive advantage over other SMR competitors.
Unparalleled Safety Case. NuScale’s innovative, fully passive safety system design addresses the historical concerns of traditional large-scale nuclear power plants. In the event of a total loss of power to the facility, a NuScale SMR-based power plant does not require any operator or computer actions, grid connection or emergency backup power or additional water to cool the reactors and can remain safe indefinitely. All large-scale nuclear reactors require one or all three of these within a period of days. The rigorously tested safety case results in an array of applications and commercial opportunities for NuScale that traditional nuclear power plants cannot support because NuScale’s NPMs can be located closer to end-users and population centers.
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

Cost-Competitive. NuScale’s technology is cost-competitive both in the United States and globally. The Company believes that the technology’s reliability, resiliency and flexibility are key attributes that customers and regulators value highly, while the competitive cost coupled with the Company’s differentiated capabilities gives us a significant competitive advantage over other technologies.
Visionary Management Team. We have an experienced and passionate team of leaders and innovators who have developed the technology over the years and run the operations of the business today with extensive commercial and energy industry experience. The Company’s executives have extensive prior management experience in nuclear and engineering organizations, such as the NRC, United States Navy, DOE, General Electric Company, Exelon Corporation, Framatome and others. Among key members of NuScale’s executive leadership team is Dr. José N. Reyes, Ph.D., co-founder and Chief Technology Officer of the Company. Dr. Reyes is co-designer of the NuScale SMR and is an internationally recognized expert on passive safety system design, testing and operations for nuclear power plants. Dr. Reyes has served as a technical expert at the International Atomic Energy Agency and as an engineer with the Reactor Safety Division of the NRC. He is

Professor Emeritus in the School of Nuclear Science and Engineering at Oregon State University, was inducted into the National Academy of Engineering in 2018 and holds over 237 patents granted or pending in 21 countries.
Competition

NuScale’s competitors are other power generation technologies, including traditional baseload, renewables, long duration storage and other nuclear reactors, including SMRs. The Company’s competitive strengths differentiate us from the competition globally, in part because NuScale’s SMR technology is currently the only NRC-approved SMR technology capable of meeting the growing demand for carbon-free baseload generation.

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

Fossil Fuels. The majority of the world’s electricity continues to be sourced from natural gas, coal and oil. While reliable, these sources are carbon-intensive and we expect them to largely be replaced with carbon-free generation over time.
Other Advanced Nuclear Reactors. There are several reactor technologies that are in various stages of development, such as high temperature gas-cooled reactors, fast reactors, molten salt reactors, fusion technologies and others, and commercial SMRs are currently operating in China and Russia. These technologies are designed to be clean, safe and highly reliable., Moreover, while to date no SMR or advanced reactor company other than NuScale has even applied to the NRC for SMR SDA, many other technologies have different NRC applications under review and some have already received NRC approval for construction permits and are in construction phase.

Customers and Prospective Customers

RoPower/Nuclearelectrica. On November 4, 2021, NuScale and Nuclearelectrica, a national energy company in Romania that produces electricity, heat and nuclear fuel, signed a teaming agreement to advance the delivery of NuScale’s SMR technology. NuScale and RoPower, which is owned in equal shares by Nuclearelectrica and Nova Power & Gas S.A., announced on January 4, 2023, that a contract for the preliminary work required prior to beginning the Front-End Engineering and Design (“FEED”) work was signed between the parties on December 28, 2022. After completing the pre-FEED work, in July 2024, NuScale and RoPower signed a technology licensing agreement, which grants RoPower a right to use certain intellectual property of NuScale’s. In the third quarter of the 2024 fiscal year, Nuclearelectrica and RoPower signed the FEED Phase 2 contract with Fluor, a related party to NuScale. FEED Phase 2 included tasks related to the development of a Class 3 plant cost estimate, as well as support to RoPower with its regulatory and stakeholder engagements. NuScale has supported their scope of this FEED Phase 2 as a subcontractor to Fluor. On February 12, 2026 the Nuclearelectrica Shareholders approved the investment decision for the SMR Project in Doicesti, allowing for the ability to seek secured financing to further site-specific design work prior to any construction moving forward. This positive step allows the project to move forward with the next phase and is indicative of broad support from the Romanian Government. During the coming months, RoPower is authorized to advance the licensing process and complete the geotechnical work, finalize negotiation of a pre-engineering, procurement and construction contract, and begin negotiating contracts for long lead items.

ENTRA1. The Company has partnered with ENTRA1, NuScale’s global strategic partner for commercialization and development of power plants utilizing NPMs. ENTRA1 holds the exclusive rights for the worldwide commercialization, distribution, sales and development of Company products, services and power plants. Through this strategic relationship, the Company expects to collaborate on joint development initiatives with ENTRA1. To this end, on August 27, 2025, NuScale LLC and ENTRA1 executed a Partnership Milestones Agreement (“PMA”). Under the PMA, the Company will make milestone contributions (“Milestone Contribution”) to ENTRA1, or its designated affiliate, for each NPM or other NuScale product that is anticipated to be placed in a contemplated project or power plant (each, an “Energy Project”). Under the PMA, NuScale is named as the key supplier for future ENTRA1 Energy Projects with respect to the supply of SMR technology. The PMA also includes a negotiated maximum sale price for each NPM to be delivered and installed in an ENTRA1 Energy Project, subject to adjustments. It is anticipated that NuScale will enter into agreements for the delivery and installation of NPMs with ENTRA1. On September 2, 2025, TVA and ENTRA1 entered into a non-binding collaborative agreement under which ENTRA1 and TVA will collaborate to develop plants to provide TVA with up to 6-gigawatt of new nuclear power generation, with ENTRA1’s immediate strategy being the utilization of NuScale’s SMR equipment inside ENTRA1 Energy PlantsTM

Growth Strategy

Management intends to grow the business by leveraging the Company’s competitive advantages in scalability, safety, reliability and cost. The Company has a number of avenues to achieve these growth objectives:
Traditional and New Applications. Management believes that the market for NuScale SMR-based power plants is wherever non-intermittent, reliable, carbon-free power is needed. Initially, we are focused on replacing carbon intensive coal-fired power plants and providing an alternative to new-build gas-fired generation. Additionally, we are focused on the Company’s ENTRA1 partnership positioning their ENTRA1 Energy Plants™ with NuScale SMRs inside to hyperscalers and technology, industrial and micro-grid companies in sectors that include direct air capture, water desalinization, hydrogen production and mission critical facilities.
International Customer Development. With ENTRA1, NuScale continues to develop an international customer interest as we foresee a significant customer demand over the long-term to be outside of the United States. NuScale and ENTRA1’s collective team puts significant effort into developing dialogue with foreign governments and corporations in order to educate and market the Company’s technology.
Technology Advancements. Using the Company’s innovative technology platform and robust intellectual property portfolio, NuScale is well-positioned to continue making technology advancements over time. These improvements include increasing power output, simplifying operations, reducing construction time and reducing production cost. Just as we increased power to 77 MWe per module without increasing module size or construction costs, NuScale’s R&D team is continuously researching and developing ways to improve the technology and meet the Company’s customers’ energy needs – creating top line growth opportunities and potential for increasing margins over time.
Development of New Products. Management continues to explore the development of innovative new products based on the Company’s core NPM technology. For example, we are developing a micro-reactor for niche end-markets. NuScale’s micro-reactor design is a 0.01 MWe to 10 MWe module intended to supply power to remote, off-grid and small communities. Use applications could include mining, universities, space power, military installations and disaster relief. These micro-reactors are expected to be small, compact, highly reliable, fully automated and rapidly deployable.
Supply Chain and Partners

The Company’s supply chain is ready for deployment and NuScale continues to strategically align on market disruptions and manufacturing schedules in advance of customer orders. The Company completed all identified and planned manufacturing trials associated with the most critical component, the NPM. NuScale continues to progress the NPM long lead material procurement, including forging manufacturing and steam generator tube fabrication for the first 12 modules, enabling the Company to leverage an extensive global supply chain ecosystem for all NPM components and for the construction of NuScale SMR-based power plants.

Supply Chain has strategically executed supply agreements with the Company’s critical supply partners enabling the Company to order key NPM components. Management continues to focus on partnerships with suppliers, such as Doosan Enerbility Co., Ltd.; IHI Corporation; Precision Custom Components LLC; Sarens Nuclear & Industrial Services, LLC; and Curtiss-Wright Corporation; among others we expect to build components of NPMs. Other key suppliers include Framatome (fuel assemblies), Honeywell International Inc. (control systems), Paragon Energy Solutions (protection systems), Sensia LLC, Mirion Technologies, Weed Instruments, dba Curtiss-Wright (sensors and instrumentation), ATS Industrial Automation (Automation Tooling & Remote Handling), Trillium Flow Technologies, Conval (valves) and PaR Systems, Inc. (reactor building crane). In addition, the Company’s partners include Fluor, Sargent & Lundy, LLC, JGC Holdings Corporation, GS Energy Corporation and Samsung C&T Corporation.
Intellectual Property
As of December 31, 2025, NuScale had been issued 513 patents globally and had 268 pending patents. These 781 issued or pending patents, filed across 21 jurisdictions including in the U.S., protect key aspects of the Company’s technology and demonstrate the continued growth of the Company’s intellectual property portfolio. The intellectual property rights are important assets for the Company’s success and management will aggressively protect these rights to maintain a competitive advantage in the market.

The Company owns all necessary rights to the intellectual property associated with the technology to allow any capable manufacturer the ability to fabricate or build to print all components of the NPM. We also commissioned and own the rights to a NuScale standard plant design, giving customers significant cost savings in designing and engineering the balance of plant needed for electricity generation. Approximately one-third of the Company’s patent portfolio relates to the safety system, one-third relates to power production and the remaining third to other categories such as software and to the reactor module, operability, modularity and inspection. NuScale’s proprietary module protection system was developed in-house and has been approved by the NRC. The Company manages the patent portfolio to maximize the lifecycle of protecting NuScale’s intellectual property, and various components and aspects of the system are protected by patents that will expire at staggered times.
Research & Development

NuScale continues to maintain active research collaborations with universities, national laboratories and industrial partners. Specifically, NuScale has benefited from independent research, peer-reviewed studies and testing conducted by and with academic institutions, including OSU, Boise State University, Colorado School of Mines, University of Houston, University of Idaho, University of Illinois Urbana-Champaign, Kansas State University, University of Maryland, Massachusetts Institute of Technology, University of Michigan, Missouri University of Science and Technology, Morgan State University, University of Nevada Las Vegas, North Carolina State University, POLIMI (Italy), University of Sheffield (U.K.), University of Tennessee, Texas A&M, Utah State University, University of Utah, University of Wisconsin and University of Wyoming.

Further, the Company is deploying its state-of-the-art Energy Exploration (“E2”) Centers at universities in the U.S., Romania, Ghana and South Korea. These NuScale control room simulators provide excellent training opportunities for the next generation of nuclear plant operators. E2 Centers are in operation in 11 facilities across the U.S., Europe, Asia and Africa.

Because the SMR industry is still in the early state of adoption, the Company’s ability to compete successfully is heavily dependent upon the ability to ensure a continual and timely flow of competitive products, services, and technologies to the marketplace. The Company’s current research and development (“R&D”) efforts are centered on innovative plant operations and services, introducing new product innovations, and lowering the lifecycle cost of the NPMs. The R&D team is also involved in developing new innovative technologies that will integrate NuScale SMR-based plants with a wide range of industrial applications, including steam compression and heating systems for industrial process heat, hydrogen production, storage and transport systems and advanced micro-reactor technologies. We believe continued investment in R&D is critical to the development and enhancement of innovative products, technologies, and services.
Human Capital
On January 8, 2024, NuScale announced a plan (the “Plan”) to reduce the Company’s workforce by 154 full time employees, or 28%. These strategic actions aligned resources with core priorities, which include advancing revenue-generating projects, securing new orders and positioning NuScale towards technology commercialization and long-term success.

As of December 31, 2025, we had 428 full-time employees with an aggregate of 159 advanced degrees, including 11 master’s degrees in engineering and science and 22 Ph.Ds. Twelve percent of the Company’s engineers are veterans. The workforce is concentrated in the Houston, Texas, and Corvallis, Oregon areas, but we have employees working in 42 states and the District of Columbia. NuScale has a seasoned leadership team with extensive experience in the nuclear industry that places significant focus and attention on matters concerning the Company’s human capital assets, particularly NuScale’s diversity, capability development and succession planning. Accordingly, we regularly review employee development and succession plans for each of the Company’s functions to identify and develop a pipeline of talent.

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
The Company’s licensing strategy has two goals: (1) obtain approval in the shortest possible time by engaging the regulator early and developing high quality applications; and (2) maintain a common design of the NPM in as many markets as possible by leveraging the highly regarded NRC SDA during each regulatory approval process.

Nuclear Safety Regulatory Approval in the United States

We submitted a Design Certification Application (“DCA”) in December 2016 to the NRC, comprising 12,000 pages, with approximately 2,000,000 pages of additional documentation and 100 gigabytes of test data. Development of the DCA required approximately $500 million in testing and engineering. Approval by the NRC included over 250,000 review hours at a cost of approximately $70 million. In addition to paying the NRC review fees, we incurred approximately $130 million in costs responding to numerous NRC requests for additional information, analyses and audits. Despite the intensity of the review, the NRC approved the NuScale design in 41 months—the fastest approval ever completed by the agency. We received the SDA for a 50 MWe NPM and 12-module plant design in August 2020, and the Company’s SMR design is currently the only SMR with such approval. The NRC subsequently certified the design as Appendix G to Title 10 of the Code of Federal Regulations (“CFR”) Part 52.

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

Customers that deploy NuScale technology can incorporate an SDA into their license applications to streamline regulatory review. The NRC does not re-review the design approved in the SDA during the customer license application review, and the review is limited to site specific design features (e.g., physical security systems, water intake structures), operational programs (e.g., maintenance, emergency preparedness) and environmental impacts.

NuScale has pursued and received NRC approval on topical reports that support customer regulatory applications. These topical reports are typically applicable to up-to-12 module configurations. Customers that intend to deploy a 12-module configuration can reference the NRC approved 77MW NPM and the topical reports in their Combined Operating License Application to de-risk regulatory review.

The ability to incorporate an SDA, topical reports, and provide site-specific information to file a license application is an improved licensing process developed by the NRC and industry and has been used by all new reactor designs and license applications since the early 1990s. This process, known as Part 52, substantially reduced regulatory and financial risk for license applicants compared to the older process, known as Part 50. NuScale’s licensing approach is a competitive advantage and that makes the NPM attractive to potential customers.
Nuclear Safety Regulatory Approval Internationally
Generally speaking, most countries limit license applications to the proposed owner and/or operator of nuclear power plants. Where appropriate in support of a customer or at the request of the regulator, we intend to engage early with regulators in each country of interest, consistent with the approach in the U.S.
The NRC has bilateral relationships with many other countries and participates in several international support organizations, including the IAEA, the Nuclear Energy Agency and the International Nuclear Regulators Association. We expect that the NRC approval will benefit the Company’s ability to obtain regulatory approvals internationally and will give foreign regulators confidence that the NuScale design is safe. We also expect to benefit from the NRC’s regulatory assistance program, through which the NRC collaborates with other countries’ regulators to understand the basis for the NRC approval of the Company’s design.
NuScale is also engaging directly with the IAEA to facilitate regulatory approval abroad. The IAEA, while not a regulator, is important because many countries’ regulatory frameworks were developed from IAEA standards, which are somewhat different from the NRC framework. NuScale completed the Technical Safety Review of Design Safety (“TSR-DS”) with the IAEA in December of 2024. The purpose of a TSR-DS is to review the design safety of a nuclear power plant against the IAEA safety standards. The TSR-DS evaluated the NuScale-based 6 plant design information along with three supplemental reports against the IAEA safety requirements. The purpose of the review was to identify strengths and potential weaknesses of the safety case to expedite licensing in countries that employ IAEA safety guidelines.

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
Customers purchasing NuScale SMR-based plants also must obtain required permits, licenses and insurance for the jurisdiction where the facility will be located. In the United States, a NuScale SMR-based plant developer must obtain an NRC construction permit and an NRC operating license issued pursuant to 10 CFR Part 50 or a combined license issued pursuant to 10 CFR Part 52. Other U.S. federal permits or licenses for a NuScale SMR-based plant may include a Section 404 Dredge & Fill Permit issued by the Army Corp. of Engineers; a Federal Aviation Administration § 77.15 Permit; a Certificate of Registration issued by the U.S. Department of Transportation; and a Spills Prevention Control and Countermeasure Plan mandated by the U.S. Environmental Protection Agency. State or local regulators may also require permits or licenses for a NuScale SMR-based plant, including a National Pollutant Discharge Elimination System Permit for Storm Water Discharges from Construction Activities and to Construct a Sanitary Wastewater, Wastewater Treatment facility; Section 401 Water Quality Certification; Well Permits; Solid Waste Handling Permit; and appropriate building permits.
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
The U.S. government agencies responsible for administering the EAR and other export control regulations have a degree of discretion in interpreting and enforcing these regulations. These agencies also have significant discretion in approving, denying or instituting specific conditions regarding authorizations to engage in controlled activities. Such decisions are influenced by the U.S. government’s commitments to multilateral export control regimes, particularly the Nuclear Suppliers Group, a group of nuclear supplier countries that seek to prevent nuclear proliferation by controlling the export of materials, equipment and technology that can be used to manufacture nuclear weapons.
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

Available Information

The Company’s website address is www.nuscalepower.com. You may obtain free electronic copies of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the “Investor” portion of the website, under the heading “SEC Filings” filed under “Financials.” These reports are available on the website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. These reports, and any amendments to them, are also available at the Internet website of the SEC, http://

www.sec.gov. We also maintain various documents related to corporate governance including the Company’s Corporate Governance Guidelines, Board Committee Charters and Code of Business Ethics Program filed under “Governance.” The information found on the website is not part of, or incorporated by reference into, this or any other report we file with, or furnish to, the SEC.

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

Risks Related to Our Structure and Tax Matters

NuScale Corp is a holding company and its only material asset is its interest in NuScale LLC, and it is accordingly dependent upon distributions made by its subsidiaries to pay taxes, make payments under the Tax Receivable Agreement and pay dividends and fees associated with being a public company such as director retainers, NYSE and other regulatory filings.

NuScale Corp is a holding company with no material assets other than its ownership of NuScale LLC units. As a result, NuScale Corp has no independent means of generating revenue or cash flow. NuScale Corp’s ability to pay taxes, cause NuScale LLC to make payments under the Tax Receivable Agreement and pay dividends depends on the financial results and cash flows of NuScale LLC and the distributions it receives (directly or indirectly) from NuScale LLC. Deterioration in the financial condition, earnings or cash flow of NuScale LLC for any reason could limit or impair its ability to pay such distributions. Additionally, to the extent that NuScale Corp needs funds and NuScale LLC is restricted from making such distributions under applicable law or regulation, in order to satisfy certain obligations, under the terms of any financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect NuScale Corp’s liquidity and financial condition.

NuScale LLC is treated as a partnership for United States federal income tax purposes and, as such, generally will not be subject to any entity-level United States federal income tax. Instead, taxable income will be allocated to holders of NuScale LLC units. Accordingly, NuScale Corp will be required to pay income taxes on its allocable share of any net taxable income from NuScale LLC. Under the terms of the Sixth Amended and Restated Limited Liability Company Agreement of NuScale LLC (the “A&R NuScale LLC Agreement”), NuScale LLC is obligated to make tax distributions to holders of NuScale LLC units calculated at certain assumed tax rates. In addition to income taxes, NuScale Corp is also expected to incur expenses related to its operations, including payment obligations under the Tax Receivable Agreement, which could be significant, and some of which will be reimbursed by NuScale LLC (excluding payment obligations under the Tax Receivable Agreement). NuScale Corp intends to cause NuScale LLC to make ordinary distributions and tax distributions to holders of NuScale LLC units on a pro rata basis in amounts sufficient to cover all applicable taxes, relevant operating expenses, payments under the Tax Receivable Agreement and dividends, if any, declared by NuScale Corp. However, as discussed above, NuScale LLC’s ability to make such distributions may be subject to various limitations and restrictions. To the extent that NuScale Corp is unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments under the Tax Receivable Agreement, which could be substantial.

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

An entity that would otherwise be classified as a partnership for United States federal income tax purposes (such as NuScale LLC) may nonetheless be treated as, and taxable as, a corporation if it is a “publicly traded partnership” unless an exception to such treatment applies. An entity will be treated as a “publicly traded partnership” if interests in such entity are traded on an established securities market or interests in such entity are readily tradable on a secondary market or the substantial equivalent thereof. If NuScale LLC were determined to be treated as a “publicly traded partnership” (and taxable as a corporation) for United States federal income tax purposes, it would be taxable on its income at the United States federal income tax rates applicable to corporations and distributions by NuScale LLC to its partners (including

NuScale Corp) could be taxable as dividends to such partners to the extent of the earnings and profits of NuScale LLC. In addition, NuScale Corp would no longer have the benefit of increases in the tax basis of NuScale LLC’s assets as a result of exchanges of NuScale LLC Class B units.

Pursuant to the A&R NuScale LLC Agreement, certain Legacy NuScale Equityholders may, from time to time, subject to the terms of the A&R NuScale LLC Agreement, exchange their interests in NuScale LLC and have such interests redeemed by NuScale LLC for cash or shares of Class A common stock. Although such exchanges could be treated as trading in the interests of NuScale LLC for purposes of testing “publicly traded partnership” status, the A&R NuScale LLC Agreement contains restrictions on redemptions and exchanges of interests in NuScale LLC, which are designed to comply with certain safe harbors provided for under applicable United States federal income tax law, and NuScale Corp may also impose additional restrictions on exchanges that it determines to be necessary or advisable so that NuScale LLC is not treated as a “publicly traded partnership” for United States federal income tax purposes. Accordingly, we believe NuScale LLC is operated such that it is not treated as a “publicly traded partnership” taxable as a corporation for United States federal income tax purposes. If NuScale LLC were treated as a “publicly traded partnership” taxable as a corporation for United States federal income tax purposes, it could have a material adverse impact on NuScale Corp’s liquidity and financial condition as a result of the additional corporate tax payable at the NuScale LLC level.

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

Pursuant to the Tax Receivable Agreement, NuScale Corp will be required to pay 85%, of the net cash tax savings from certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of any increases in tax basis and other tax benefits resulting from any exchange by the TRA Holders of NuScale LLC Class B units for shares of Class A common stock or cash in the future. On November 6, 2025, the Company and Fluor entered into a Tax Receivable Agreement Amendment agreement (the “TRA Amendment”) to reduce any tax payments due to Fluor from NuScale under the Tax Receivable Agreement by 50%. Following the TRA Amendment, NuScale Corp will only be required to pay 42.5% of such net cash tax savings resulting from the exchange of the Fluor Class B units for shares of Class A common stock.

Any such payments to TRA Holders will reduce the cash provided by the tax savings generated from future exchanges that would otherwise have been available to NuScale Corp for other uses, including reinvestment or dividends to Class A stockholders. Cash tax savings from the remaining 57.5% of the tax benefits arising from the exchange of Fluor Class B units and the remaining 15% of the tax benefits arising from the exchange of other TRA holders will be retained by NuScale Corp.

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

Moreover, the Tax Receivable Agreement provides that, in certain events, including a change of control, breach of a material obligation under the Tax Receivable Agreement, or NuScale Corp exercise of early termination rights, NuScale Corp’s obligations under the Tax Receivable Agreement will accelerate and NuScale Corp will be required to make a lump-sum cash payment to the Legacy NuScale Equityholders party to the Tax Receivable Agreement equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to NuScale Corp future taxable income. The lump-sum payment could be substantial and could exceed the actual tax benefits that NuScale Corp realizes subsequent to such payment because such payment would be calculated assuming, among other things, that NuScale Corp would have certain tax benefits available to it and that NuScale Corp would be able to use the potential tax benefits in future years. As of December 31,2025, we have estimated that the accelerated payment that could be due to the TRA Holders in case of early termination would be approximately $365 million.

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

We are subject to taxes in the United States and certain foreign jurisdictions. Due to economic and political conditions, tax rates in and duties imposed by various jurisdictions, including the United States, may be subject to change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or their interpretation. In addition, we may be subject to income tax audits by various tax jurisdictions. An adverse resolution by one or more taxing authorities could have a material impact on our finances. Further, we may be unable to utilize any net operating losses in the event a change in control is determined to have occurred.

Risks Related to NuScale’s Business and Industry

We have not yet entered into a binding contract with a customer to deliver NPMs, and there is no guarantee that we will be able to do so.

The planned initial deployment of our NPM is subject to (i) NuScale reaching a binding agreement for its scope of supply with RoPower Nuclear S.A. (“RoPower”) and NuScale reaching a binding engineering, procurement, and construction (“EPC”) contract with Fluor or (ii) ENTRA1 signing a purchase power agreement (“PPA”) with a third party and NuScale entering into an original equipment manufacturing (“OEM”) agreement. If neither of these scenarios are executed, initial deployment of our NPM, power plants, and ongoing services could be significantly delayed, which could have a material adverse effect on our business and financial condition. Discussions are under way with other potential NuScale customers, but NuScale has yet to secure an NPM order from them.

We face competition from other nuclear reactor technologies and from companies in China and Russia that currently operate commercial SMRs.

There are several reactor technologies that are in various stages of development, such as high temperature gas-cooled reactors, fast reactors, molten salt reactors, fusion technologies and others, and commercial SMRs are currently operating in China and Russia, and while to date no SMR or advanced reactor company other than NuScale has even applied to the NRC for SMR SDA, other technologies have different NRC applications under review and some have already received NRC approval for construction permits and are in construction phase.

Competitors in Russia and China, such as Rosatom and China National Nuclear Corporation, currently operate commercial SMRs in those countries. Although their SMR designs have not been approved by the NRC or in any jurisdiction outside of their respective countries, those competitors may have a competitive advantage if they are able to obtain approval comparable to the NRC’s SDA, or if they can otherwise demonstrate to potential customers the value and benefits of their SMRs, particularly in jurisdictions that have less stringent regulatory requirements. In addition, these competitors may have access to greater government or other funding to develop and commercialize their SMRs than we do.

Any issues or delays in the development and manufacture of NPMs and related technology may adversely impact our business and financial condition.

We have previously experienced, and may experience in the future, delays or other complications in the design, manufacture, production and delivery of NPMs and related technology that could prevent us from delivering NPMs in 2031 or beyond. If delays like this recur, if our remediation measures and process changes are not successful, if we fail to find a satisfactory manufacturer or if we experience issues with planned manufacturing activities or design and safety, we could experience further issues or delays in sustaining or further increasing production and sales of NPMs.

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

Additionally, updating the design, construction, and operations of NuScale SMR-based plants will be necessary to their competitiveness and attractiveness in the market, particularly in the United States where the price of power is generally lower than in other countries. If we are not able to achieve and maintain cost-competitiveness in the United States or elsewhere, our deployment schedule, marketability and business could be materially and adversely affected

We have not yet delivered NPMs to customers, and any setbacks we may experience during our first commercial delivery and other demonstration and commercial missions could have a material adverse effect on our business, financial condition, results of operation, and reputation.

The success of our business depends on our ability to successfully deliver NPMs to customers on-time and on-budget at guaranteed performance levels. This means manufacturing all components to specification (satisfying quality inspection criteria) and delivering those components to the customer site, on schedule and without delay or incident. There is no guarantee that our planned NPM deployments will be successful. There can be no assurance that we will not experience operational or process failures and other problems during our first commercial deployment or any planned deployment thereafter. Any failures or setbacks, particularly on our first commercial deployments, could harm our reputation and have a material adverse effect on our business and financial condition.

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

We have incurred significant losses since our inception well beyond the support we have received through cost-sharing awards from the DOE. We have not yet delivered NPMs to customers and none of our flagship plants have been permitted or are under construction, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected or at all and, even if we do, we may not be able to maintain or increase profitability.

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

Some electricity markets experience very low power prices due to a combination of subsidized renewables and low-cost fuel sources, and NuScale may not be able to compete in these markets unless the benefits of the carbon-free, reliable and/or resilient energy generation provided by our NPMs are sufficiently valued in the market. Given the relatively lower electricity prices in the United States when compared to many international markets, the risk may be greater with respect to business in the United States. Inflation has also increased, and may in the future increase the cost of our NPMs to a point where the levelized cost of electricity generated from a NuScale SMR-based plant is not competitive with the alternatives.

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

We rely heavily upon our relationship with ENTRA1 to commercialize our NPMs and our other products and services, as well as our relationships with Fluor, our largest stockholder, and other investors and strategic partners. As our exclusive global strategic partner, ENTRA1 holds the exclusive rights for the worldwide commercialization, distribution, sales and development of our products, services and power plants pursuant to the amended and restated Strategic Alliance Agreement, effective May 7, 2025 (the “Strategic Alliance Agreement”), which also restricts our ability to directly or indirectly contact or enter into arrangements with anyone who has, or had, a relationship with ENTRA1. We granted Fluor certain rights to provide engineering, procurement and construction services in connection with NuScale’s general plant design, project-specific designs and services typically performed by Fluor or its direct competitors. Similarly, we have entered into certain agreements with Doosan Heavy Industries and Construction Company, Ltd., IHI Corporation, and Sarens Nuclear & Industrial Services, LLC for certain planning, engineering, manufacturing and support activities; with JGC Holdings Corporation, an affiliate of Japan NuScale Innovation, LLC, related to the engineering, procurement and construction (“EPC”) and commissioning of the first NuScale SMR-based plant; with Samsung C&T Corporation related to certain EPC activities; and with GS Energy with respect to project development in certain markets.

Our strategic partners may have interests that diverge from our interests, and which may hinder our ability to negotiate sales to customers. If we lose our agreements with strategic partners, we may need to find new contractors who may have less experience designing and building nuclear plants, developing NuScale SMRs, or commercializing our products and services. In addition, in the event of a termination of the Strategic Alliance Agreement, there will be non-circumvention restrictions on our ability to pursue certain opportunities without ENTRA1 or to contact or enter into any arrangement with anyone that has, or had, a relationship with ENTRA1, and may subject the Company to significant damages in the event the Company causes a material breach. The termination of the Strategic Alliance Agreement or any of the agreements with our strategic partners described above could substantially hinder our ability to expand our production capacity and installation of NuScale power plants and could materially and adversely affect our business, prospects, financial condition, results of operations and/or reputation.

The PMA with ENTRA1 may result in significant cash outlays in the near term without guaranteeing revenue generating activities.

Pursuant to the PMA, NuScale is named a key supplier to ENTRA1 with respect to the supply of SMR technology until the end of 2045. During this period, while ENTRA1 retains sole discretion to identify ENTRA1 Energy Projects and select, contract with, or purchase from NuScale or other suppliers or service providers, NuScale must make certain Milestone Contributions to ENTRA1 at varying stages in connection with any ENTRA1 Energy Project based on the number of NPMs that are anticipated to be included in the project. NuScale does not control the achievement of such funding Milestone Contributions. If an ENTRA1 Energy Project is not completed, Milestone Contributions are creditable against future ENTRA1 Energy Projects; however, ENTRA1 may not generate any future projects, in which case the Milestone Contributions would be unrecoverable.

During the year ended December 31, 2025, ENTRA1 entered into a non-binding agreement with TVA under which ENTRA1 and TVA will collaborate to develop plants to provide TVA with up to 6 gigawatts of new nuclear power generation. This agreement satisfied the criteria for NuScale’s payment of Milestone Contribution 1 for 72 NPMs for an approximate cost of $507 million. Under the PMA, the Company will be obligated to make Milestone Contribution 2 to ENTRA1, or its designated affiliate upon the execution by ENTRA1, or its designated affiliate, of a binding power purchase agreement, energy off-take agreement or document with a Third Party in connection with the development of an Energy Project or the deployment of one or more NPMs into a potential Energy Project, in the amount of approximately $16 million per NPM included in such binding agreement.

While the anticipated execution of such binding agreement by ENTRA1 would be considered a favorable development for NuScale, Milestone 2 Contributions, like Milestone 1 Contributions (each as defined in Note 9 of the Notes to the Consolidated Financial Statements, are not conditioned on the execution of a contract between ENTRA1 and NuScale. We cannot assure you that any ENTRA1 Energy Project that triggers Milestone 1 Contributions or Milestone 2 Contributions (including the TVA project) will result in any revenue generating contract between ENTRA1 and NuScale, as only Milestone 3 (as defined inNote 9 of the Notes to the Consolidated Financial Statements are conditioned on the execution of such a revenue generating contract.

In addition, while the number of NPMs in respect to which Milestone 1 Contributions and Milestone 2 Contributions are required at any one time is limited under the PMA, once an Energy Project advances from the Milestone 1 stage to the Milestone 2 stage (or from the Milestone 2 stage to the Milestone 3 stage), the limits for those Milestone Contributions will reset for the number of NPMs included such Energy Project. As a result, NuScale could be obligated to make additional Milestone Contribution 1 payments without any assurances that any revenue generating contract with ENTRA1 will be entered into with respect to either the original or the new project. Absent such revenue generating contracts, NuScale would be obligated to pay ENTRA1 the Milestone Contributions without receiving any revenue in return, which would materially adversely affect our financial condition and results of operations.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

If our operations grow as planned, we may need to expand our sales and marketing, research and development, and our supply and manufacturing functions, and there is no guarantee that we will be able to scale the business and the manufacture of NPMs as planned, as there is no guarantee that we will be able to find suitable locations or partners for the expanded manufacture and operation of our NPMs or to broaden our internal capabilities.

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

Our future prospects are dependent upon a certain level of public support for nuclear power. Nuclear power faces strong opposition from certain competitive energy sources, individuals and organizations. The accident that occurred at the Fukushima nuclear power plant in Japan in 2011 increased public opposition to nuclear power in some countries, resulting in a slowdown in, or, in some cases, a complete halt to new construction of nuclear power plants, an early shut down of existing power plants or a dampening of the favorable regulatory climate needed to introduce new nuclear technologies, all of which could negatively impact our business and prospects. If accidents similar to the Three Mile Island, Chernobyl, or Fukushima disasters or other events, such as terrorist attacks involving nuclear facilities, occur, public opposition to nuclear power may increase, regulatory requirements and costs could become more onerous and customer demand for our NPMs could decline substantially, which could materially and adversely affect our business and operations.

Our Supply Base is Constrained, and Until We Enter Into a Binding Contract to deliver NPMs, Our Ability to Secure Commitments from Our Suppliers may be Limited, which Introduces Risks Relating to Schedule, Cost and Quality as Competitors Place Orders from the Same Constrained Supply Base.

NuScale relies on third party suppliers to build our NPMs and associated equipment. Until we enter into a binding contract with a customer to deliver NPMs, our ability to secure commitments from all of our strategic suppliers may be limited, which introduces risks relating to schedule, cost and quality that will compound as competing nuclear and non-nuclear competitors place orders from the same constrained supplier base. If we are forced to delay in placing firm orders with our suppliers:
•we may lose access to manufacturing slots;
•they may de-prioritize NuScale and become less responsive;
•the suppliers may gain increasing pricing leverage, and we may be forced to accept less favorable terms;
•we may have to consider using less established suppliers, which could introduce quality and execution risk; and
•we may lose access altogether to some strategic suppliers.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

Recent changes in U.S. trade policy, including the imposition of new or increased tariffs in the U.S. on certain foreign goods or retaliatory tariffs in response to such tariffs could cause an increase in our cost and delay in delivery of goods related to our products. Such increased costs could require us to increase prices to our customers, or, if we are unable to increase prices, result in lowering our margin on products sold.

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

We expect we will require additional future funding to fund operations and commercialization, and such financing may not be available on acceptable terms.

To date, we have not generated any material revenue, while we have substantial overhead expenses. We do not expect to generate meaningful revenue unless and until we are able to finalize development of and commercialize our SMR technology and related services, and we may not be able to do so on our anticipated timetable, if at all. We expect our expenses and capital expenditures to increase in connection with our ongoing activities, including developing and advancing our SMR and other products and services, obtaining further NRC design certifications of our SMR and completing our manufacturing preparation and trials. We also incur additional costs associated with operating as a public company. Certain costs are not reasonably estimable at this time, and our projections anticipate certain customer-sourced income that is not guaranteed.

We have in the past and will likely continue to seek to raise capital through private or public equity or debt financings or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. If we raise additional capital through debt financing, we may be subject to covenants that restrict our operations including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our securities, make certain investments, and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our existing stockholders. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be required to delay, scale back or terminate some or all of our research and development programs.

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

Risks Related to NuScale’s Intellectual Property

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

Even if we obtain patent registration in one country (e.g., the United States), we cannot guarantee that we will obtain a patent registration or protection for the same or related patent application in another country (e.g., China) as patent laws differ from jurisdiction to jurisdiction. Accordingly, we may not be able to protect our intellectual property rights in certain jurisdictions. Filing, prosecuting and defending patents on our NPMs internationally can pose several challenges. First, procuring patent rights in multiple jurisdictions could be cost prohibitive because individual patent offices in different jurisdictions will have to examine each patent application separately. Therefore, costs such as examination fees, translation fees and attorney fees are considered. Once a patent is registered, we or our licensors will also have the continued obligation of paying maintenance fees periodically to avoid patents from becoming abandoned or lapsed. Second, the breadth of claims in patents may vary from jurisdiction to jurisdiction. For instance, certain patent offices may require narrower claims, resulting in patent rights that are less extensive. Further, as noted above, we may not be able to obtain patents in some jurisdictions even if we obtain patents in other jurisdictions. Accordingly, our competitors may operate in countries where we do not have patent protection and can freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where we do have patent protection or pending patent applications.

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

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property as an owner, a joint owner, a licensee, an inventor or a co-inventor. In the latter two cases, the failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our NPMs or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose exclusive ownership of, or right to use or license valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Risks Related to NuScale’s Regulatory Environment

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

We and our customers could incur substantial costs as a result of violations of, or liabilities under, environmental laws.

The operations and properties of our customers are subject to a variety of federal, state, local and foreign environmental, health and safety laws and regulations governing, among other things, air emissions, wastewater discharges, management and disposal of hazardous, non-hazardous and radioactive materials and waste and remediation of releases of hazardous materials. Although NuScale’s business is to design and sell technology rather than to construct and own or operate power plants, we must design our technology so it complies with such laws and regulations, which could require us to incur additional costs and expenses or redesign our technology in order to comply with such laws and regulations. Compliance with environmental requirements could require our customers to incur significant expenditures or result in significant restrictions on their operations, and the failure to comply with such laws and regulations, including failing to obtain any necessary permits, could result in substantial fines or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring our customers to conduct or fund remedial or corrective measures, install pollution control equipment or perform other actions. Any such impacts could negatively impact the market for our technology and reduce our customers’ ability to enter into agreements with us. More vigorous enforcement by regulatory agencies, the future enactment of more stringent laws, regulations or permit requirements, including relating to climate change, or other unanticipated events may arise in the future and adversely impact the market for our products, which could materially and adversely affect our business, financial condition and results of operations.

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

The inability to secure and maintain required export licenses or authorizations could negatively impact our ability to compete successfully or market our SMR technology for commercial applications outside the United States. For example, if we were unable to obtain or maintain our licenses to export certain nuclear hardware, we would be effectively prohibited from exporting our SMR technology in non-United States locations, which would limit our number of potential customers. In addition, if we were unable to obtain authorization to export our technology, hardware, code or technical assistance, we would experience a limited market for our technology, which would provide a competitive edge to international suppliers of SMRs. In both cases, these restrictions could lead to an adverse impact on our ability to sell our commercial technology. Similarly, if we were unable to secure export authorization, we may need to implement design changes to our NPM to address issues with our domestic supply chain, which may increase costs or result in delays in delivery of new plants and subsequent additional NPMs if and when ordered.

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

NuScale is subject to new or changing international, federal, state, and local regulations, including laws relating to the design, development, manufacturing, marketing, servicing, or sales of our nuclear-fuel related products. Such laws and regulations may, among other things;
•require NuScale to obtain additional applicable approvals, licenses or certifications from regulatory agencies, if required, and to maintain current approvals, licenses or certifications;
•require NuScale to pause sales or modify products;
•lead to regulatory delays as a result of regulatory inspections, and changing regulatory requirements, which may impact our ability to fulfill our existing or future orders, or cause planned plants to not be completed on anticipated timelines or at all;
•give rise to liability such as fines and penalties, property damage, bodily injury, and cleanup costs; and
•impact our ability to secure the necessary permissions to establish plant sites, which could delay our ability to achieve our target build rate and could adversely affect our business.

Additionally, administrative law cases decided by the U.S. Supreme Court in 2024 may create uncertainty with respect to actions taken by regulatory agencies to interpret, implement and enforce federal legislation. For example, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (the “Loper”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in legal challenges to regulations and guidance issued by federal agencies that are currently applicable to or will be applicable to our business, including by the DOE. Further, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and delays in or other impacts to the agency rulemaking process, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Ownership of Our Shares of Class A Common Stock

The exclusive forum provisions in our Organizational Documents could limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with NuScale or its directors, officers or other employees.

Our Certificate of Incorporation, as amended and Amended Restated Bylaws (“Organizational Documents”) provide that unless NuScale otherwise consents in writing, the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware, shall be the sole and exclusive forum for any complaint, including claims in the right of the Corporation, asserting (a) claims that are based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity, or (b) as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery, to the fullest extent permitted by law, and subject to applicable jurisdictional requirements. Further, unless NuScale otherwise consents in writing, the federal district courts of the United States of America shall be the sole and exclusive forum for any complaint asserting a cause of action arising under the Securities Act of 1933, to the fullest extent permitted by law, America.

These exclusive forum provisions will not relieve NuScale of its duties to comply with the federal securities laws and the rules and regulations thereunder and, accordingly, actions by its stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal courts. Additionally, stockholders will not be deemed to have waived NuScale Corp’s compliance with the federal securities laws and the rules and regulations thereunder. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with NuScale or any of its directors, officers or other employees, which may discourage lawsuits with respect to such claims. In addition, stockholders who do bring a claim in the Court of Chancery of the State of Delaware pursuant to the exclusive forum provision could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware.

The court in the designated forum under these exclusive forum provisions may also reach different judgments or results than would other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Further, the enforceability of similar exclusive forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that a court could find any of our exclusive forum provisions to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find these exclusive forum provisions to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

The price of shares of Class A common stock may be volatile.

The price of shares of Class A common stock may fluctuate due to a variety of factors, including:
•changes in the industries in which we and our customers operate;
•variations in our operating performance and the performance of our competitors in general;
•material and adverse impacts of pandemics on the markets and the broader global economy;
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

A significant portion of our total outstanding shares may be sold into the market, which could cause the market price of shares of Class A common stock to drop and, if we issue new shares, result in dilution to stockholders.

Sales of a substantial number of shares of Class A common stock or securities convertible into our Class A common stock in the public market, or the perception that these sales could occur, could reduce the market price of shares of Class A common stock and could impair our ability to raise capital through equity offerings in the future. We have in the past and may continue to sell shares through “at-the-market” offerings and equity incentives plans and there are outstanding options that are or will become exercisable for an aggregate of 6,365,141 shares of Class A common stock in accordance with the terms of the Fourth Amended and Restated 2011 Equity Incentive Plan of NuScale LLC. We also have a shelf registration on a Form S-3 (Commission File No. 333-272342), which allows NuScale to offer Class A common stock, debt securities, warrants, and/or units consisting of some or all of the securities in any combination with an aggregate offering price of securities of $500 million. Additionally, Fluor, our largest stockholder, has publicly stated its intention to sell down its position and has begun to sell down its position.

The number of shares that are sold by a sales agent in our “at-the-market” offerings after we deliver a placement notice will fluctuate based on the market price of the Class A common stock during the sales period and limits we set. Additionally, the extent to which such equity awards are granted or such outstanding options are exercised is not possible to predict. Any such sales under our “at-the-market” offering programs, any future similar programs or other issuance by us of our Class A common stock, will result in dilution of existing stockholders and increase the number of shares available for resale.

Any such future sales, by NuScale or our stockholders, could decrease the market price of our Class A common stock.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Class A common stock.

Securities research analysts may establish and publish their own periodic projections for NuScale. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could also decline.

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

Short selling reports may potentially lead to increased volatility in an issuer’s stock price and to regulatory and governmental inquiries. In December 2024, July 2024 and, October and November 2023, short sellers published reports that contained certain negative and false allegations regarding our business and financial prospects. Regardless of merit, allegations and false statements by short sellers may spread quickly and diminish confidence in our business, financial prospects, or reputation. As a result, maintaining or reinforcing our reputation may require us to devote significant resources to refute incorrect or misleading allegations, to pursue or defend related legal actions, or to engage in other activities that could be costly, time consuming or unsuccessful. Additionally, any potential inquiry or formal investigation from a governmental organization or other regulatory body, including an inquiry from the SEC, arising from the presence of such allegations could result in a material diversion of our management’s time and may have a material adverse effect on our business and results of operations.

We do not expect to pay any cash dividends in the foreseeable future.

We expect to retain our future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our Class A common stock will be the sole source of gain, if any, for any stockholders for the foreseeable future.

General Risks Related to Our Company

A future widespread public health crises could negatively affect various aspects of our business, make it more difficult for us to meet our obligations to our customers, procure equipment and services from our supplier and result in reduced demand for our products and services.

Our business and operations, including but not limited to ongoing or planned research and development activities may be impacted by public health crises. Future public health crises, including any future pandemics or epidemics, could severely impact our operations and development activities, including, but not limited to, through: delays in necessary interactions with local regulators and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; delays in manufacturing of our SMRs due to increased competition for manufacturing capacity and other supply chain constraints; and limitations in employee resources that would otherwise be focused on the conduct of our business. Any of the foregoing factors, or other effects of any public health crisis, including any future pandemic or epidemic, could materially affect our business, possibly to a significant degree. The severity and duration of any such impacts cannot be predicted.

We are subject to cybersecurity risks.

Like other businesses, we face cybersecurity risks. Threat sources continue to seek to exploit potential vulnerabilities. These cyberattacks are becoming increasingly sophisticated and dynamic, including as a result of artificial intelligence and machine learning capabilities. We expect these cyberattacks to continue to occur in the future and we are constantly managing efforts to infiltrate and compromise our information technology systems and data. While we develop and maintain systems seeking to prevent security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as techniques used in such attacks become more sophisticated and change frequently. We, and the third parties on which we rely, may be unable to anticipate these techniques or implement adequate preventive measures.

A cybersecurity breach, including physical or electronic break-ins, computer viruses, malware, attacks by hackers, ransomware attacks, phishing attacks, supply chain attacks, breaches due to employee error or misconduct and other similar breaches, of our physical assets or information systems, or those of our vendors, business partners and interconnected entities or regulators could impact our operations or result in the theft or inappropriate release of certain types of information, including critical infrastructure information, sensitive customer, vendor and employee data, trading or other confidential data. The risk of these system-related events and cybersecurity breaches occurring continues to intensify, and while we have not experienced a material breach cybersecurity incident or disruption to our network, information systems or operations to-date, such cyberattacks continue and we may be unable to prevent a material cyberattack in the future.

If a significant breach were to occur, our reputation could be negatively affected, customer confidence in us could be diminished, or we could be subject to legal claims, loss of revenues, increased costs or operations shutdown. In addition, our network and information systems are vulnerable to damage or interruption from power outages, telecommunications failures, accidents, natural disasters (including extreme weather arising from short-term or any long-term changes in weather patterns), terrorist attacks and similar events. Our system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Moreover, the amount and scope of insurance maintained against losses resulting from any such events or security breaches may not be sufficient to cover losses or otherwise adequately compensate for any disruptions to business that could result. Furthermore, in the future, such insurance may not be available on commercially reasonable terms, or at all.

In addition, new or updated security regulations or unforeseen threat sources could require changes in current measures taken by us or our business operations and could adversely affect our consolidated financial statements.

We may become involved in litigation that may materially adversely affect us.

We are currently named in a purported class action lawsuit filed in the U.S. District Court for the District of Oregon that asserts claims under federal securities laws that the defendants made false and misleading statements, and failed to disclose material facts, relating to ENTRA1’s experience, qualifications and capabilities as a developer of nuclear power plants, and further asserts that Fluor Corporation and the individual defendants are controlling persons within the meaning of federal securities laws. See “Legal Proceedings”.

In addition to this lawsuit, from time to time, we may become involved in various legal proceedings relating to other matters, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. These lawsuits and other matters can be time-consuming, divert management’s attention and resources from the operation of our business and cause us to incur significant expenses or liability or require us to change our business practices.

While we disagree with the claims included in the purported class action lawsuit, the risk of loss if the plaintiff prevails would be material to the Company. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any such action will not have a material adverse effect on our business.
Item 1B. Unresolved Staff Comments
None
Item 1C. Cybersecurity

Assessing, identifying and managing cybersecurity related risks are integrated into our overall enterprise risk management (“ERM”) process. Cybersecurity related risks are included in the risk universe that the ERM function evaluates to assess top risks to the enterprise on an annual basis. To the extent the ERM process identifies a heightened cybersecurity related risk, risk owners are assigned to develop risk mitigation plans, which are then tracked to completion. The ERM process’ annual risk assessment is presented by the Senior Director, Internal Audit to the Board of Directors.

The Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our Chief Compliance Officer and Vice President, Information Technology (“IT”), regularly brief the Board of Directors on our cybersecurity and information security posture and the Board of Directors is apprised of any cybersecurity incidents with the potential to have a material impact.

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

NuScale employs a managed detection and response (“MDR”) platform to continuously monitor for anomalous activity, enabling rapid detection and automated containment of potential threats. Upon detection of an event, the Managed Security Provider (“MSP”) conducts an initial review. Events classified as high or critical trigger immediate notifications to both the MSP and the NuScale information security team and are then tracked by management to resolution. The MDR platform also generates forensic data to facilitate root cause analysis and inform continuous improvement of security controls. NuScale’s incident response playbook coordinates a multi-departmental approach to ensure appropriate timely notification to the Board of Directors, cybersecurity insurance providers, and third parties as required by affected legal jurisdictions and their respective reporting requirements.

The corporate information security organization has implemented a governance structure and processes to assess, identify, manage and report cybersecurity risks. For the current reporting period, there have been no incidents that have materially affected or are reasonably likely to materially affect NuScale, including its business strategy, results of operations or financial condition. As a nuclear contractor, we must comply with extensive regulations, including requirements imposed by the DOE and NRC, related to adequately protecting safeguards information and reporting cybersecurity incidents to the DOE and NRC when required. We have implemented cybersecurity policies and frameworks based on industry and governmental standards to align closely with DOE and NRC requirements, instructions and guidance. In addition to following DOE and NRC guidance and implementing pre-existing third-party frameworks, we have developed our own practices, which we believe enhance our ability to identify and manage cybersecurity risks.
Third parties also play a role in our cybersecurity. We engage third-party services to conduct around the clock monitoring and prevention of suspected malicious activity on company-owned systems, filter all email and web browser activity, provide proactive threat intelligence services, and perform regular evaluations of our security controls, whether through external and internal network penetration testing, physical security assessments, independent audits or consulting. These evaluations include testing both the design and operational effectiveness of security controls. We also share and receive threat intelligence with our nuclear design and construction partners, government agencies, information sharing and analysis centers and cybersecurity associations as needed.

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
Item 2. Properties

Our executive offices and our engineering and design center is located in 1100 Circle Blvd, Suite 350, Corvallis, OR, 97330. This location houses 146 hybrid employees, with capacity for 176, in approximately 29,203 square feet of office, computing, and storage space. Technical and related support activities such as engineering, design, operations, testing, code development, quality assurance, licensing and project management are performed at this facility. Our full-scale reactor control room simulator and computational computing cluster are also located at this facility. NuScale personnel use the computational cluster in a secure data center to perform structural, thermal hydraulic, fluid dynamics and neutronics calculations. We believe the location of our Corvallis facilities provides us with unique access to the technical expertise found in OSU, one of the largest nuclear engineering programs on the west coast. In addition, we lease properties in the following locations:
•Houston, TX. The Houston office, a leased property with approximately 2,368 square feet, houses approximately 30 office-based employees with capacity for 50 and includes activities such as Finance, Human Resources, Project Management and Operations and Information Technology teams.
•Rockville, MD. The Rockville office, a 2,014 square foot leased property, has been a key enabler for the NuScale strategy of early, frequent, and responsive interaction with the NRC.
Item 3. Legal Proceedings

In the regular course of business, the Company is involved in various legal proceedings and claims incidental to the normal course of business.

For a description of our material pending legal proceedings, see Legal Proceedings in Note 17 of the Notes to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
None

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Class A common stock is listed on the NYSE under the ticker symbol “SMR”. There is no established public trading market for Class B common stock.

As of February 10, 2026, we had 196 Class A shareowners of record and 41 Class B shareowners of record.

Dividends

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock. Future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects and other factors that our Board may deem relevant.

Performance Graph

The following graph shows changes over the period since the Transaction, May 2, 2022, through December 31, 2025, in the value of $100, invested in: (i) our Class A common shares; (ii) the Russell 3000 Index; and (iii) the peer group, which consists of publicly traded companies in the nuclear or energy transition industries comprised of Ballard Power Systems Inc., Bloom Energy Corporation, BWX Technologies, Inc., Enphase Energy, Inc., Enovix Corporation, FuelCell Energy, Inc., Plug Power Inc., Oklo Inc. and SolarEdge Technologies, Inc. The closing price of a share of the Company’s Class A common stock as of December 31, 2025, the last trading day of 2025, was $14.17 on the NYSE.

NuScale Power
Russell 3000 Index
Peer Group
$440
$390
$340
$290
$240
$190
$140
$90
$40
$(10)
May-22
Jun-22
Jul-22
Aug-22
Sep-22
Oct-22
Nov-22
Dec-22
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Jul-23
Aug-23
Sep-23
Oct-23
Nov-23
Dec-23
Jan-24
Feb-24
Mar-24
Apr-24
May-24
Jun-24
Jul-24
Aug-24
Sep-24
Oct-24
Nov-24
Dec-24
Jan-25
Feb-25
Mar-25
Apr-25
May-25
Jun-25
Jul-25
Aug-25
Sep-25
Oct-25
Nov-25
Dec-25

Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read together with our financial statements as of and for the years ended December 31, 2025, 2024 and 2023 together with related notes thereto. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties, including, but not limited to, those described under the section entitled “Risk Factors” included in this Form 10-K. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. As used herein, “NuScale,” the “Company,” “us,” “our” or “we” refer to NuScale Corp, together with its consolidated subsidiaries.
Overview

Our mission is to provide scalable advanced nuclear technology to produce electricity, heat and clean water to improve the quality of life for people around the world. We are commercializing a modular, scalable electric Light Water Reactor nuclear power plant, that we believe will deliver safer scalable, cost-effective and reliable carbon free power. Our core technology, the NPM, can generate 77 MWe, with a focus on the integration of components, simplification or elimination of systems and use of passive safety features. We believe that this results in a safe and highly reliable power plant suitable to be sited close to where electricity, water desalinization, hydrogen production or process heat is needed.

Since our founding in 2007, we have made significant progress towards commercializing the first SMR in the United States. In September 2020, our 12-module design (currently approved for 160 million watts of thermal power or 50 MWe per NPM) became the first and only SMR to receive an SDA from the NRC. In May 2025, the NRC finalized their review and approved our second SDA application and the associated licensing topical reports for our 6-unit 77 MWe NPM design, giving customers in the United States the ability to reference the approved design and SDA for expedited construction and operating licensing for a plant that is using the NuScale SMR technology.
Outlook
NuScale has contracted with ENTRA1 as our global strategic partner for commercialization and development of power plants utilizing NPMs. ENTRA1 holds the exclusive rights for the worldwide commercialization, distribution, sales and development of our products, services and power plants. In this strategic partnership, the Company collaborates on joint development initiatives and financially contributes alongside the partnership in joint activities which may be recoverable as part of its development costs. ENTRA1 can decide whether to participate in a commercial opportunity. If ENTRA1 declines to participate in a commercial opportunity, NuScale may pursue the opportunity on its own.

Foreign SMR Market

Demand for energy in foreign markets is currently being driven by population growth, industrialization and urbanization with countries in Asia contributing the most to international growth. Rising living standards, driven by economic growth, has increased the need for residential electricity, a trend that is expected to increase in the coming years, with Asia forecasted to account for nearly 60% of global growth in electricity consumption through 2050.

The Company has currently one international customer: RoPower Nuclear S.A. (“RoPower”), which is a joint venture established by S.N. Nuclearelectrica S.A. (“Nuclearelectrica”) and Nova Power & Gas S.A. In July 2024, NuScale and RoPower signed a technology licensing agreement, which granted RoPower a right to use certain intellectual property of NuScale’s. In the third quarter of the 2024 fiscal year, Nuclearelectrica and RoPower signed the Front-End Engineering and Design (“FEED”) Phase 2 contract with Fluor, a related party to NuScale. FEED Phase 2 included tasks related to the development of a Class 3 plant cost estimate, as well as support to RoPower with its regulatory and stakeholder engagements. NuScale completed their scope of FEED Phase 2 as a subcontractor to Fluor. On February 12, 2026 the Romanian Government approved the investment decision for the Doicesti SMR plant project, allowing for the ability to seek secured financing to further feasibility studies, and site-specific design work prior to any construction moving forward. This is a positive step in support of the project to the next phase. During the coming months, RoPower is authorized to advance the licensing and geotechnical work, finalize a pre-engineering, procurement and construction (“EPC”) contract, and begin negotiating contracts for long lead items. We anticipate that the pre-EPC activities will have an estimated duration of up to 15 months and will include, among other things, the development of a Class 2 cost estimate for the project. NuScale has yet to commence, but looks forward to negotiating definitive agreements related to our scopes within the elements of project finalization, construction, equipment installation and testing, plant commissioning, and post commercial operation date on-going technical support.

With ENTRA1 we continue to develop our international customer interest as we foresee a significant customer demand over the long-term to be outside of the United States as industry trends like decarbonization, an increasing demand for renewable energy alternatives, and changes in broader economic and geopolitical conditions continue to grow. Our collective team puts significant effort into developing dialogue with foreign governments and corporations in order to educate and market our technology.
Domestic SMR Market
Demand for energy in the United States is currently being driven by the significant growth in the data center industry, particularly as artificial intelligence (“AI”) deployment, cloud computing adoption, and digital transformation initiatives accelerate across sectors. Further, the United States government has identified nuclear technology as imperative to the country’s national security objectives and ordered the expansion of American nuclear energy capacity to 400 gigawatts by 2050, or nearly 400% the current capacity.

On August 27, 2025, NuScale LLC and ENTRA1 executed a PMA. Under the PMA, NuScale is named the key supplier to future ENTRA1 Energy Projects (as defined in Note 9 in the accompanying consolidated financial statements) with respect to the supply of SMR technology. The PMA also includes a negotiated maximum sale price for each NPM to be delivered and installed in an ENTRA1 Energy Project, subject to adjustments. It is anticipated that NuScale will enter into agreements for the delivery and installation of NPMs with ENTRA1.

On September 2, 2025, the Tennessee Valley Authority (“TVA”) announced the signing of a non-binding agreement under which ENTRA1 and TVA will collaborate to develop plants to provide TVA with up to 6 gigawatts of new nuclear power generation, with ENTRA1’s immediate strategy being the utilization of NuScale’s SMR equipment inside ENTRA1 Energy PlantsTM.

Under the PMA, we are focused on our expanded ENTRA1 partnership positioning their ENTRA1 Energy Plants™ with NuScale SMRs inside first to TVA. The PMA also positions us to serve hyperscaler, technology, industrial and micro-grid customers in sectors that include direct air capture, water desalinization, hydrogen production and mission critical facilities.

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

Commencement and Expanding Commercial Launch Operations

The commencement and expansion of the commercialization of our NPMs will be crucial to the success of our business. We believe that the long lead-time involved with siting an SMR, the number of potential customers in the ENTRA1 pipeline and the work being performed by ENTRA1 involving a NuScale deployment project bode well for our potential future success. Further, the Company has already begun manufacturing certain long-lead materials that will be used to build the NPMs, while also placing advance orders with many of our supply chain partners to expedite the build. This process ensures that the Company will be poised to meet the needs of our customer base.
Regulatory Approvals

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

Cost of Sales
Our cost of sales generated to date consists of direct expenses incurred to deliver our services to customers. It is comprised primarily of direct labor expenses, travel and other personnel costs, professional fees and engineering overhead typically expensed when the associated Revenue is recognized.

Expenses

Research and Development Expense
Our research and development (“R&D”) expenses consist primarily of internal and external expenses incurred in connection with our R&D activities. These expenses include labor directly performed on our projects and fees paid to third parties working on and testing specific aspects of our NPM design. R&D costs have been expensed as incurred.

General and Administrative Expense
General and administrative (“G&A”) expenses consist of compensation costs for personnel in executive, finance, accounting, human resources, and other administrative functions and professional fees paid for accounting, auditing and consulting services, insurance costs and facility costs. G&A expenses also include advertising, marketing and business development expenses, including the costs of our PMA milestone payments not supported by a binding customer contract.
Other Expense
Other operating expenses consist primarily of compensation costs (including indirect benefits and equity-based compensation expense) for operating personnel.
Sponsored Cost Share
When the Company was focused on R&D activities, the Company entered into cost share agreements with both governmental and private entities, under which the Company is reimbursed for certain activities. Generally, as our qualifying operating costs change, there is a corresponding change in the reimbursable amounts. The amount of any reimbursement is recognized in the period that we recognize the qualifying expenses.
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

Results of Operations

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenue (2025 - $23,921; 2024 - $4,225; 2023 - $16,897 from related party)	$31,479	$37,045	$22,810
Cost of sales	(20,048)	(4,937)	(18,961)
Gross margin	11,431	32,108	3,849
Research and development expenses	45,532	46,817	156,050
General and administrative expenses	609,825	75,901	65,404
Other expenses (2025 - $0; 2024 - $767; 2023 - $32,875 from related party)	45,645	48,115	57,960
Loss from operations	(689,571)	(138,725)	(275,565)
Sponsored cost share	149	6,884	61,031
Change in fair value of warrant liabilities	—	(222,999)	23,627
Investment income	25,302	8,388	10,792
Loss before income taxes	(664,120)	(346,452)	(180,115)
Foreign income taxes	342	1,935	—
Net loss	$(664,462)	$(348,387)	$(180,115)
Comparison of the Years Ended December 31, 2025 and 2024

Revenue
The decrease in Revenue was primarily due to a reduction in revenue recognized from the RoPower technology license agreement (“TLA”) executed in 2024. This decrease was partially offset by substantially higher Fluor FEED Phase 2 engineering services in support of the RoPower project.

Cost of Sales
The increase in Cost of sales compared to the prior year was due to the engineering services required by Fluor under their FEED Phase 2 contract with RoPower. The licensing revenue earned under the TLA has no cost of sales.
G&A Expenses
G&A expenses increased $533.9 million, primarily due to (i) the recognition of Milestone Contribution 1 of $507.4 million and (ii) higher strategic business development costs of $14.6 million, both resulting from increased commercialization efforts, (iii) and $11.8 million in advisory, legal and accounting fees.

Other Expenses
The decrease in Other expenses was a result of Company personnel being assigned to the Fluor FEED phase 2 contract, rather than R&D, which is reflected in the increase in Cost of sales. This decrease is partially offset by higher information technology fees.

Sponsored Cost Share
Sponsored cost share decreased due to the Company hitting the cost share cap with DOE and United States Trade and Development Agency (“USTDA”) during the 2025 fiscal year as the Company continues to focus on commercialization.

Change in fair value of warrant liabilities
The Company recognized no change in fair value of warrant liabilities during the 2025 fiscal year due to all the Warrants being redeemed or exercised at the end of the 2024 fiscal year.

Investment income
Investment income increased $16.9 million due to the Company’s stronger cash position and higher balances in cash equivalents and short and longer-term investments compared to 2024.

Comparison of the Years Ended December 31, 2024 and 2023

Revenue
The increase in Revenue was attributable to engineering and licensing fees and services in support of advancing RoPower’s goal of deploying a NuScale 6-module power plant in Romania.

Cost of Sales
The decrease in Cost of sales was a result of the type of revenue earned, much of which was from a technology licensing agreement, which included no associated cost of sales.

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

Sponsored Cost Share
Sponsored cost share decreased due to the Company hitting the cost share cap with DOE, United States Trade and Development Agency (“USTDA”) and RoPower and the termination of the CFPP contract.

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

Liquidity and Capital Resources

On November 7, 2025, NuScale entered into a sales agreement (the “Q4 2025 Sales Agreement”) with UBS Securities LLC, TD Securities (USA) LLC, B. Riley Securities, Inc., Canaccord Genuity LLC and Tuohy Brothers Investment Research, Inc. as sales agents under which the Company offered and sold shares of our Class A common stock, having an aggregate sales price of up to $750.0 million (the “Q4 2025 ATM Program”). On August 11, 2025, NuScale entered into a sales agreement (the “Q3 2025 Sales Agreement”) with UBS Securities LLC, TD Securities (USA) LLC, B. Riley Securities, Inc., Canaccord Genuity LLC and Tuohy Brothers Investment Research, Inc. as sales agents under which the Company was able to offer and sell shares of our Class A common stock, having an aggregate sales price of up to $500.0 million (the “Q3 2025 ATM Program”). Upon execution of the Q4 2025 Sales Agreement, NuScale terminated the Q3 2025 ATM Program.

On November 8, 2024, the Company entered into a sales agreement with TD Securities (USA) LLC, UBS Securities LLC, B. Riley Securities, Inc. and Canaccord Genuity LLC as sales agents under which the Company was able to offer and sell shares of Class A common stock, having an aggregate sales price of up to $200,000 (the “2024 ATM Program”). In connection with the entry into the Q3 2025 Sales Agreement, NuScale terminated the 2024 ATM Program.

During the year ended December 31, 2025, the Company issued and sold 57,112,216 shares of Class A common stock for the gross and net proceeds of $1,327.6 million and $1,299.7 million, respectively, associated with the Q4 2025 ATM

Program, Q3 2025 ATM Program and 2024 ATM Program. As of December 31, 2025, we have sold shares of Class A common stock for an aggregate sales price of $750,000 under the Q4 2025 ATM Program.

Since NuScale’s inception, we have incurred significant operating losses and have an accumulated deficit of $732.9 million, with negative operating cash flows. As of December 31, 2025, we had cash and cash equivalents of $836.4 million, liquid investments of $450.8 million and restricted cash of $5.1 million with no debt, while using $459.6 million of cash in operations. Historically, our primary sources of cash included sales under our at-the-market equity (“ATM”) programs, investment capital, and DOE and other government sponsored cost share agreements to support the advancement of our SMR technology both domestically and abroad. As we transition from R&D to the commercialization of our technology, we are focusing on commercial contracts that generate revenue and are investing in activities that advance the production of our NPMs. During the year ended December 31, 2024, we executed two revenue generating agreements in relation to the advancement of Doicesti FEED Phase 2 project, which targets the development of six NPM at a former coal plant site in Doicesti, Romania.

We believe that we have sufficient cash and cash equivalents and investments, along with continued access to capital markets, to satisfy our cash requirements for the next 12 months and beyond. For additional information on our potential need for future funding, see the section of this Annual Report on Form 10-K entitled “Risk Factors.”

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net Cash Used in Operating Activities	$(459,610)	$(108,666)	(183,254)
Net Cash (Used) Provided by Investing Activities	(411,262)	(39,849)	48,275
Net Cash Provided by Financing Activities	1,305,733	429,806	16,127
Net Change in Cash, Cash Equivalents and Restricted Cash	$434,861	$281,291	$(118,852)
Comparison of Cash Flows for the Years Ended December 31, 2025 and 2024

Cash Flows used in Operating Activities
Our cash used in operations during the year ended December 31, 2025 increased due to the trigger of Milestone Contribution 1 under the PMA of $247.5 million as we move forward with commercialization efforts, the payment associated with the tri-Party Agreement with the U.S. Department of Energy and CFPP LLC on Long Lead Materials and additional payments toward the acquisition and construction of long-lead material in the amounts of $32.3 million and $60.4 million, respectively.

Cash Flows used in Investing Activities
During the 2025 fiscal year, management executed a strategy to diversify the Company’s investment portfolio by purchasing more short term and longer-term investments to take advantage of higher interest rates, thereby leveraging the Company’s strong cash position.

Cash Flows provided by Financing Activities
The Company’s financing activities consist of proceeds arising from utilizing our ATM sales and the exercise of options. The current year saw much higher ATM activity, as management is increasing liquid holdings in order to make payments under the PMA and to supply chain vendors to continue the advancement of the manufacturing of our first NPM. In the prior year, the Company received proceeds of $205.4 million for either the exercise or redemption of Warrants, with no such Warrants outstanding at December 31, 2024.

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
Commitments and Contractual Obligations
Off-Balance Sheet Arrangements
Under the Release Agreement, the Company is required to have credit support to fund the amount of its potential reimbursement of demobilization and wind down costs with CFPP LLC. This account is identified as Restricted cash in the amount of $5.1 million on the accompanying consolidated balance sheet and acts as collateral for the $5.0 million letter of credit outstanding at December 31, 2025 and 2024.

During the years ended December 31, 2025 and 2024, NuScale entered into various purchase commitments with our supply chain partners for additional material to support the development of future NPMs, as well as to expedite said development of NPMs.

As of December 31, 2025, the criteria for triggering payment of Milestone Contribution 1 under the PMA has been achieved, as ENTRA1 has entered into a non-binding agreement relating to 72 NPMs. This achievement resulted in a liability of $259.9 million for contributions payable in 2026, which is included in Accounts payable and accrued expenses on the consolidated balance sheet.

In January 2025, the Company entered into sales and marketing agreements in the amount of $34.8 million for services to be performed ratably over the 2025 fiscal year. Effective June 30, 2025, this agreement was extended for the 2026 fiscal year.

The following table sets forth the principal cash obligations and commitments noted above assuming no renewals thereafter.

			Payments Due By Year
(in thousands)	Total		2026	2027	2028	2029
Materials purchase commitments - LLM	$48,867		$6,929	$41,938	$—	$—
Supply chain readiness and manufacturing	$12,382		7,595	4,321	466	—
Services commitments - Other	$42,043		29,766	7,582	4,661	34
Sales and marketing agreements	$34,800		34,800	—	—	—
PMA contributions	$259,884		$259,884	$—	$—	$—
Total	$397,976	$397,976	$338,974	$53,841	$5,127	$34

From time to time, NuScale enters into technical assistance grant programs with the USTDA, whereby the Company receives cost share commitments to support licensing work in foreign markets. Under these programs, NuScale has agreed to pay the USTDA a certain percentage of all revenue earned in a geographic area or associated with a specific contract. Should NuScale earn revenue under the guidelines of these programs, the Company could owe the USTDA for funds previously received, or up to $7.1 million.
Critical Accounting Policies and Estimates
Our financial statements have been prepared in accordance with GAAP. Preparation of the financial statements requires our management to make a number of judgments, estimates and assumptions relating to the reported amount of expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our financial statements. Our significant accounting policies are described in Note 2 in the accompanying consolidated financial statements.

Additional information about our critical accounting policies follows:
Revenue Recognition
In addition to advancing the commercialization of our SMR, we provide engineering and licensing services to customers.

We recognize fixed price contract revenue with multiple performance obligations as each obligation is completed. We allocate the transaction price to each performance obligation using an estimate of the stand-alone selling price of each distinct service in the contract. For performance obligations satisfied at a point in time we recognize revenue when delivery of the promised good has occurred or the service has been rendered. For performance obligations satisfied over time we use the cost-to-cost input method to estimate the amount to recognize. Revenue recognized on contracts that has not been billed to customers is classified as a current asset under accounts and other receivables on the consolidated balance sheet. Amounts billed to clients in excess of revenue recognized are classified as a current liability under deferred revenue on the consolidated balance sheet.
NuScale has also executed contracts that include variable consideration. The variable consideration is recognized subject to appropriate constraints, as required by GAAP, to avoid a significant reversal of revenue in future periods. Management reviewed the Company’s variable consideration on at least a quarterly basis. All significant contracts with variable consideration have been completed as of December 31, 2025.

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

Consideration Paid to Customer or Prospective Customer

Under the PMA, ENTRA1 is a prospective customer of NuScale. As such, contributions made by NuScale to ENTRA1 under the PMA fall under the guidance of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 606, Revenue Recognition, for consideration paid to customers or prospective customers. Management evaluates the facts and circumstances of any payments to ENTRA1 to determine the nature of the payment, rights and obligations under the contract and whether the payment meets the definition of an asset. Based on management’s review of the terms that trigger payment of Milestone Contribution 1 of the PMA (see Note 9), the Company has determined that payment of Milestone Contribution 1 does not meet the criteria required under ASC 606 for capitalization, and as such has been expensed as incurred.
Recent Accounting Pronouncements

Refer to Note 2 in the accompanying consolidated financial statements for a summary of recently adopted and recently issued accounting standards and their related effects or anticipated effects on our consolidated results of operations and financial condition.
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer (our “Certifying Officers”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025.
Based on that evaluation, and as a result of the remediation of the material weakness in our internal control over financial reporting described below, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our Certifying Officers, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting, which is included further below.

Remediation of Previously Reported Material Weakness

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we reported a material weakness in our internal control over financial reporting related to (i) information technology general controls (“ITGC”) and (ii) internal controls across key financial reporting processes, which are necessary for the Company to achieve complete, accurate and timely reporting due to an insufficient complement of personnel, level of technical accounting and IT support within those areas to design and operate the controls.

During the fiscal year ended December 31, 2025, management, with oversight from the Audit Committee, took the following actions to remediate the material weakness:
•We hired additional qualified personnel that have the appropriate level of technical accounting experience to enhance our control environment, including the expansion of formal financial reporting and the coordination and oversight over internal and disclosure controls.
•We hired expert SOX and internal audit employees and engaged expert SOX consultants to assist in the design, and testing of our control environment;
•We designed and implemented effective review and approval controls.
•We conducted trainings for control owners covering proper control design, execution and review documentation, and source data validation;
•We designed and implemented additional ITGCs to manage access and program changes across all our in-scope systems, including more rigorous user access reviews and enhanced change management logs, and improved IT-dependent and application controls.

Management implemented these controls and monitored their operating effectiveness for a period of time sufficient to conclude that the controls were operating effectively as of December 31, 2025. Based upon that evaluation, the previously identified material weakness was determined to be fully remediated as of December 31, 2025.

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2025, we finalized the remediation efforts for the previously identified material weakness. Other than the remediation measures discussed above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NuScale Power Corporation

Opinion on Internal Control Over Financial Reporting

We have audited NuScale Power Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NuScale Power Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas

February 26, 2026

Item 9B. Other Information
Rule 10b5-1 Trading Plans

We proposed to certain employees, including officers, with restricted stock units (“RSUs”) that they instruct the agent who administers our 2022 Long-Term Incentive Plan to promptly sell shares of Class A common stock sufficient to cover tax withholding obligations arising from the vesting and settlement of the RSUs. With respect to any eligible sell-to-cover transactions before the expiration of the cooling off periods specified in Rule 10b5-1(c), the instruction is intended to be a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K, and with respect to eligible sell-to-cover transactions after the cooling off periods specified in Rule 10b5-1(c), the instruction is intended to be a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K and satisfy the affirmative defense of Rule 10b5-1(c). There is no durational limit to, or specified number of shares to be sold pursuant to, these instructions. During the three months ended December 31, 2025, James Canafax, former chief legal officer, executed a 10b5-1(c) Trading Instruction for Eligible Sell-to-Cover Transaction which was provided to the agent on November 11, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders.

Code of Business Conduct

We have a code of business conduct that applies to all our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the code of conduct is available on our website at www.nuscalepower.com. The code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. Our Internet website address is provided as an inactive textual reference only. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website. Information contained on or accessible through our website is not a part of this annual report on Form 10-K.
Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders.

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

	3.1	Certificate of Incorporation of NuScale Power Corporation as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 7, 2025)
3.2
Certificate of Amendment to the Certificate of Incorporation, as amended, of NuScale Power Corporation, effective December 16, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 17, 2025)

	3.3	Amended and Restated Bylaws of NuScale Power Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 17, 2025)
	4.1*	Description of Registrant’s Securities
	10.1	Form of NuScale Corp Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed on February 11, 2022)
e	10.2+
Employment Agreement between John Hopkins and NuScale Power, LLC dated November 1, 2021 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4, filed on February 11, 2022)

	10.3+	2022 Long-Term Incentive Plan, as amended, and forms of equity agreements thereunder (incorporated by reference to Annex E to the Proxy Statement/ Prospectus filed on April 8, 2022)
10.4+
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

10.12+	Form of Agreement to Terminate Employment Agreement (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement on Form S-1 filed on June 14, 2022)
10.13
Amendment No. 3 to Development Cost Reimbursement Agreement, dated February 28, 2023, between NuScale LLC and CFPP LLC (incorporated by reference to Exhibit 10.25 to the annual report on Form 10-K filed March 16, 2023)

10.14
Long Lead Material Reimbursement Agreement, dated February 28, 2023, between NuScale LLC and CFPP LLC (portions of this exhibit have been redacted) (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed March 16, 2023)

10.15
Master Services Agreement, dated April 29, 2019, between NuScale Power, LLC and Doosan Heavy Industries & Construction Co., Ltd. (portions of this exhibit have been redacted) (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed March 15, 2024)

10.16
Amended and Restated Master Services Agreement, dated September 2, 2020, between NuScale Power, LLC and Fluor Enterprises, Inc. as amended by the Amendment to Amended and Restated Master Services Agreement, dated September 21, 2020 (portions of this exhibit have been redacted) (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on March 15, 2024)

10.17
Master Services Agreement, dated January 25, 2021, between NuScale Power, LLC and Fluor Enterprises, Inc (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed March 15, 2024)

10.18
Confidential Settlement and Release Agreement dated November 7, 2023, between NuScale Power, LLC and CFPP LLC (portions of this exhibit have been redacted) (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed March 15, 2024)

10.19
Form of NuScale Power Corporation Stock Option Award Agreement under the NuScale Power Corporation 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 9, 2024)

10.20
Form of NuScale Power Corporation Restricted Stock Unit Agreement under the NuScale Power Corporation 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 9, 2024)

10.21
Task Order No.: R1MA-P2-OFS-90-K200, dated October 3, between the Company and Fluor Transworld Services, Inc., - (portions of this exhibit have been omitted) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 9, 2024)

10.22+	Executive Severance Policy (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on March 3, 2025)
10.23+	Executive Change in Control Plan (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on March 3, 2025)
10.24#^	Strategic Alliance Agreement, dated May 7, 2025, between NuScale Power, LLC and ENTRA1 Energy LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 12, 2025)
10.25
Exchange and Lock-up Agreement, dated July 31, 2025, by and among NuScale Power, LLC, NuScale Power Corporation and Fluor Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 1, 2025)

10.26#
Partnership Milestones Agreement, dated August 27, 2025, by and between NuScale Power, LLC and ENTRA1 Energy LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 2, 2025)

10.27#
Guaranty Agreement by and between NuScale Power Corporation, NuScale Power, LLC and ENTRA1 Energy LLC, dated August 27, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 2, 2025)

10.28#
Tri-Party Agreement between U.S. Department of Energy, CFPP LLC, and NuScale Power, LLC on Long Lead Materials (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 24, 2025)

10.29
Exchange Agreement, dated as of November 6, 2025, among the NuScale Power Corporation, NuScale Power LLC, Fluor Corporation and Fluor Enterprises, Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 6, 2025)

10.30
Tax Receivable Agreement Amendment, dated as of November 6, 2025, among the NuScale Power Corporation, NuScale Power LLC, Fluor Corporation and Fluor Enterprises, Inc. (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on November 6, 2025)

10.31
Sales Agreement, dated November 7, 2025, between NuScale Power Corporation, UBS Securities LLC, TD Securities (USA), B. Riley Securities, Inc., Canaccord Genuity LLC and Tuohy Brothers Investment Research, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on November 7, 2025)

10.32+
NuScale Power Corporation Deferred Compensation Plan for Non-Employee Directors, dated November 22, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 17, 2025)

10.33
Joinder to Exchange Agreement, dated as of November 6, 2025, among the NuScale Power Corporation, NuScale Power LLC, Fluor Corporation and Fluor Enterprises, Inc. (incorporated by reference to Exhibit 10.33 to the Annual Report)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on March 3, 2025)
19.2	Insider Trading Procedure (incorporated by reference to Exhibit 19.2 to the Annual Report on From 10-K filed on March 3, 2025)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young LLP independent registered accounting firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	NuScale Power Corporation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on March 15, 2024)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL).

† Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
+ Indicates a management contract or compensatory plan.
# As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Exchange Act, certain confidential portions of this exhibit have been redacted from the publicly filed document.
^ As permitted by Regulation S-K, Item 601(a)(5) of the Exchange Act non-material schedules and exhibits have been omitted from this exhibit. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
* Filed herewith.
** Furnished herewith.

Item 16. Form 10-K Summary

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NuScale Power Corporation

Date	By:	/s/ John Hopkins
February 26, 2026	Name:	John Hopkins
	Title:	Chief Executive Officer

Date	By:	/s/ Robert Ramsey Hamady
February 26, 2026	Name:	Robert Ramsey Hamady
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	POSITION	DATE
/s/ Alan L. Boeckmann	Chairman and Director	February 26, 2026
Alan L. Boeckmann

/s/ John Hopkins	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026
John Hopkins

/s/ Robert Ramsey Hamady	Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Robert Ramsey Hamady

/s/ David Tonnel	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026
David Tonnel

/s/ Alvin C. Collins, III	Director	February 26, 2026
Alvin C. Collins, III

/s/ Kent Kresa	Director	February 26, 2026
Kent Kresa

/s/ Kimberly O. Warnica	Director	February 26, 2026
Kimberly O. Warnica

/s/ Bum Jin Chung	Director	February 26, 2026
Bum Jin Chung

/s/ Shinji Fujino	Director	February 26, 2026
Shinji Fujino

/s/ Diana J. Walters	Director	February 26, 2026
Diana J. Walters

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NuScale Power Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NuScale Power Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Partnership Milestone Agreement

Description of the Matter How We Addressed the Matter in Our Audit	As described in Note 9 of the consolidated financial statements, the Company executed the Partnership Milestone Agreement, requiring them to make Milestone Contributions to ENTRA1, or its designated affiliate. This transaction resulted in a $507 million expense recorded to General and Administrative expenses in the consolidated financial statements. Evaluating the accounting treatment for this agreement involved judgment due to the unique and non-standard nature of the contract

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls relating to management’s determination of the accounting treatment for this transaction.
To test the Company’s application of the accounting framework, our audit procedures included, among others, reading the contract, evaluating key terms and conditions within the contract to determine their accounting implications and evaluating management’s judgments.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.

Houston, Texas

February 26, 2026

NuScale Power Corporation
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share amounts)	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$836,417	$401,556
Short-term investments	417,800	40,000
Restricted cash	5,100	5,100
Prepaid expenses	4,877	3,377
Accounts and other receivables, net (2025 - $5,452; 2024 - $3,655 from related party)	8,378	21,104
Total current assets	1,272,572	471,137
Property, plant and equipment, net	1,924	2,421
In-process research and development	16,900	16,900
Intangible assets, net	527	704
Goodwill	8,255	8,255
Long-lead material work in process	63,767	43,388
Investments	32,954	—
Other assets	15,613	1,868
Total Assets	$1,412,512	$544,673
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$286,515	$47,947
Accrued compensation	8,280	7,330
Long-lead material liability	—	32,327
Other accrued liabilities	648	1,356
Deferred revenue	613	762
Total current liabilities	296,056	89,722
Deferred revenue	335	181
Noncurrent liabilities	2,570	1,650
Total Liabilities	298,961	91,553
Stockholders' Equity
Class A common stock, par value $0.0001 per share, 662,000,000 shares authorized, 318,480,601 and 122,842,474 shares issued and outstanding as of December 31, 2025 and 2024, respectively	32	12
Class B common stock, par value $0.0001 per share, 179,000,000 shares authorized, 19,413,185 and 154,254,663 shares issued and outstanding as of December 31, 2025 and 2024, respectively	2	15
Additional paid-in capital	1,901,678	995,745
Accumulated deficit	(732,871)	(377,077)
Total Stockholders' Equity Excluding Noncontrolling Interests	1,168,841	618,695
Noncontrolling interests	(55,290)	(165,575)
Total Stockholders' Equity	1,113,551	453,120
Total Liabilities and Stockholders' Equity	$1,412,512	$544,673
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except share and per share amounts)	2025	2024	2023
Revenue (2025 - $23,921; 2024 - $4,225; 2023 - $16,897 from related party)	$31,479	$37,045	$22,810
Cost of sales	(20,048)	(4,937)	(18,961)
Gross margin	11,431	32,108	3,849
Research and development expenses	45,532	46,817	156,050
General and administrative expenses	609,825	75,901	65,404
Other expenses (2025 - $0; 2024 - $767; 2023 - $32,875 from related party)	45,645	48,115	57,960
Loss from operations	(689,571)	(138,725)	(275,565)
Sponsored cost share	149	6,884	61,031
Change in fair value of warrant liabilities	—	(222,999)	23,627
Investment income	25,302	8,388	10,792
Loss before income taxes	(664,120)	(346,452)	(180,115)
Foreign income taxes	342	1,935	—
Net loss	(664,462)	(348,387)	(180,115)
Net loss attributable to noncontrolling interests	(308,668)	(211,764)	(121,753)
Net Loss Attributable to Class A Common Stockholders	$(355,794)	$(136,623)	$(58,362)

Loss Per Share of Class A Common Stock:
Basic and Diluted	$(2.17)	$(1.47)	$(0.80)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	163,731,673	93,249,872	73,386,018
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	122,842	$12	154,255	$15	$995,745	$(377,077)	$(165,575)	$453,120
Equity-based compensation expense	—	—	—	—	19,160	—	—	19,160
Exercise of common stock options and warrants and vested RSUs	3,685	—	—	—	6,415	—	—	6,415
Issuance of Class A common stock	57,112	7	—	—	1,299,727	—	—	1,299,734
Exchange of combined interests for Class A common stock	134,841	13	(134,841)	(13)	—	—	—	—
Rebalancing of ownership percentage between controlling and the noncontrolling interests	—	—	—	—	(419,369)	—	419,369	—
Foreign income tax withholding to noncontrolling interests	—	—	—	—	—	—	(416)	(416)
Net loss	—	—	—	—	—	(355,794)	(308,668)	(664,462)
Balances at December 31, 2025	318,480	$32	19,414	$2	$1,901,678	$(732,871)	$(55,290)	$1,113,551

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
(in thousands)	Shares	Amount	Shares	Amount
Balances at December 31, 2023	76,895	$8	154,477	$15	$333,888	$(240,454)	$35,881	$129,338
Equity-based compensation expense	—	—	—	—	13,642	—	—	13,642
Exercise of common stock options and warrants and vested RSUs	24,198	2	—	—	456,499	—	—	456,501
Issuance of Class A common stock	21,527	2	—	—	204,646	—	—	204,648
Exchange of combined interests for Class A common stock	222	—	(222)	—	—	—	—	—
Rebalancing of ownership percentage between controlling and the noncontrolling interests	—	—	—	—	(12,930)	—	12,930	—
Foreign income tax withholding to noncontrolling interests	—	—	—	—	—	—	(2,622)	(2,622)
Net loss	—	—	—	—	—	(136,623)	(211,764)	(348,387)
Balances at December 31, 2024	122,842	$12	154,255	$15	$995,745	$(377,077)	$(165,575)	$453,120

The accompanying notes are an integral part of these financial statements.
NuScale Power Corporation
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
(in thousands)	Shares	Amount	Shares	Amount
Balances at December 31, 2022	69,353	$7	157,091	$16	296,748	$(182,092)	$162,408	$277,087
Equity-based compensation expense	—	—	—	—	16,239	—	—	16,239
Exercise of common stock options and warrants and vested RSUs	3,191	—	—	—	6,291	—	—	6,291
Issuance of Class A common stock	1,737	—	—	—	9,836	—	—	9,836
Exchange of combined interests for Class A common stock	2,614	1	(2,614)	(1)	—	—	—	—
Rebalancing of ownership percentage between controlling and the noncontrolling interests	—	—	—	—	4,774	—	(4,774)	—
Net loss	—	—	—	—	—	(58,362)	(121,753)	(180,115)
Balances at December 31, 2023	76,895	$8	154,477	$15	333,888	$(240,454)	$35,881	$129,338

The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024	2023
OPERATING CASH FLOW
Net loss	$(664,462)	$(348,387)	$(180,115)
Adjustments to reconcile net loss to operating cash flow:
Depreciation	1,004	1,665	2,380
Amortization of intangibles	177	177	177
Equity-based compensation expense	19,160	13,642	16,239
Provision for credit losses	—	1,000	—
Change in fair value of warrant liabilities	—	222,999	(23,627)
Loss on disposal of property, plant and equipment	—	(122)	—
Impairment of intangible asset	—	71	797
Other changes in assets and liabilities:
Prepaid expenses and other assets	(15,722)	16,413	(10,043)
Accounts and other receivables (2025 - $(1,797); 2024 - $(1,013) and 2023 - $(1,134) from related party)	9,553	(11,977)	1,072
Long-lead material work in process	(17,206)	(7,017)	(36,361)
Accounts payable and accrued expenses (2025 - $0; 2024 - $(4,080) and 2023 - $(3,614) from related party)	238,363	5,717	18,246
Long-lead material liability	(32,327)	4	32,323
Lease liability	895	(1,680)	(4,061)
Deferred revenue	5	45	42
Accrued compensation	950	(1,216)	(323)
Net Cash Used in Operating Activities	(459,610)	(108,666)	(183,254)
INVESTING CASH FLOW
Proceeds from sale of short-term investments	164,188	25,000	50,000
Proceeds from sale of investments	91,903	—	—
Purchase of short-term investments	(541,988)	(65,000)	—
Purchase of investments	(124,857)	—	—
Insurance proceeds for property, plant and equipment	—	195	—
Purchases of property, plant and equipment	(508)	(44)	(1,725)
Net Cash (Used) Provided by Investing Activities	(411,262)	(39,849)	48,275
FINANCING CASH FLOW
Proceeds from the issuance of common stock, net of issuance fees	1,299,734	204,648	9,836
Proceeds from exercise of warrants	—	205,375	—
Proceeds from exercise of common stock options	6,415	22,405	6,291
Foreign income tax withholding to NCI interests	(416)	(2,622)	—
Net Cash Provided by Financing Activities	1,305,733	429,806	16,127
Net Change in Cash, Cash Equivalents and Restricted Cash	434,861	281,291	(118,852)
Cash, cash equivalents and restricted cash:
Beginning of period	406,656	125,365	244,217
End of period	$841,517	$406,656	$125,365

Summary of noncash investing and financing activities:
Warrants converted into equity	$—	$228,721	$—

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,300	$3,224	$—
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
1.The Company
Organization
NuScale Corp is incorporated under the laws of Delaware, while NuScale LLC is a limited liability company organized in Oregon in 2011. NuScale Corp is the primary beneficiary of NuScale LLC, a variable interest entity (“VIE”), and all activities of NuScale LLC and NuScale Corp are consolidated herein. “NuScale,” the “Company,” “us,” “we” and “our” refer to NuScale Corp and its consolidated subsidiaries.
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

The Company has entered into a series of agreements with ENTRA1, whereby ENTRA1 is NuScale’s exclusive global strategic partner for the commercialization and development of power plants utilizing NPMs. ENTRA1 is also considered a prospective customer as the Company is a key supplier for the sale and installation of NPMs on future ENTRA1 energy projects.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure funding to sustain operations until we reach commercialization and obtain customers.
The majority of the Company’s operations and long-lived assets were attributable to operations in the United States other than the long-lead material (“LLM”) work in process being manufactured in South Korea during the years presented.

On January 5, 2024, NuScale announced a plan to reduce the Company’s workforce by 154 full-time employees, or 28%, in order to continue our transition from an R&D-based company to a commercial company. This resulted in a one-time charge of $3,236 during the year ended December 31, 2024, and is included in Other expenses on our consolidated statements of operations.
2.Summary of Significant Accounting Policies
Principles of Consolidation

NuScale Corp has been determined to be the primary beneficiary of NuScale LLC, a VIE. As the sole managing member of NuScale LLC, NuScale Corp has both the power to direct the activities, and direct ownership to share in the revenues and expenses of NuScale LLC. As such, all the activity of NuScale LLC has been consolidated in the accompanying consolidated financial statements. All assets and liabilities included in the consolidated balance sheet are that of NuScale LLC, other than certain prepaid assets and accounts payable and accrued expenses. All intercompany transactions have been eliminated upon consolidation.

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)

Changes in Presentation

For the year ended December 31, 2023, $1,855 was reclassified out of Other expenses and into R&D expenses to conform to the current year presentation.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions. NuScale believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, depreciation, amortization, in-process research and development (“IPR&D”), asset valuations, equity-based compensation and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as amounts reported on the consolidated statements of operations during the periods presented. Actual results could differ from those estimates.
Cash, Cash Equivalents, Investments and Restricted Cash

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at the time of purchase. Our Short-term investments have an initial maturity of between three and twelve months at the time of purchase, while anything with a maturity in excess of twelve months is included as Investments on the consolidated balance sheet.

Cash in the amount of $5,100 is restricted as collateral for the letter of credit associated with the Release Agreement with CFPP LLC at December 31, 2025 and 2024. The Company expects the Release Agreement will be finalized during the 2026 fiscal year resulting in the related restricted cash being classified as a current asset, identified as Restricted cash on the consolidated balance sheet. The Restricted cash balance plus Cash and cash equivalents on the consolidated balance sheet equals Cash, cash equivalents and restricted cash, as reflected in the consolidated statements of cash flows.

Accounts and Other Receivables
Accounts and other receivables include reimbursement requests outstanding from cost share agreements with various entities, interest receivable and commercial accounts receivable. Reimbursement under the cost share agreements are included in Sponsored cost share in the consolidated statements of operations.

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
In-process Research and Development
IPR&D represents incomplete research and development projects that had not reached technological feasibility as of their acquisition date in 2011. Due to the nature of IPR&D, the expected life is indefinite, and it will be evaluated periodically for attainment of technological feasibility or impairment. Technological feasibility is established when an enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features and technical performance requirements. IPR&D was concluded to include both fundamental and defensive technologies comprised of OSU-licensed and NuScale-owned patented and unpatented technology and trade secrets. Such technologies are designed to work together in the operation of an NPM.

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
The Company recognizes fixed price contract revenue with multiple performance obligations as each obligation is completed. The Company allocates the transaction price to each performance obligation using an estimate of the stand-alone selling price of each distinct service in the contract. For performance obligations satisfied at a point in time we recognize revenue when delivery of the promised good has occurred or the service has been rendered. For performance obligations satisfied over time we use the cost to cost input method to estimate the amount to recognize. Revenue recognized on contracts that has not been billed to customers is classified as a current asset under Accounts and other receivables, while amounts billed to clients in excess of revenue recognized are classified as a current liability under Deferred revenue, both of which are included on our consolidated balance sheet. NuScale also enters into contracts with variable consideration, which is recognized subject to appropriate constraints, as required by GAAP, to avoid a significant reversal of revenue in future periods.
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

Consideration Paid to Customer or Prospective Customer

Under the PMA, ENTRA1 is a prospective customer of NuScale. As such, contributions made by NuScale to ENTRA1 under the PMA fall under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue Recognition, for consideration paid to customers or prospective customers. Management evaluates the facts and circumstances of any payments to ENTRA1 to determine the nature of the payment, rights and obligations under the contract and whether the payment meets the definition of an asset. Based on management’s review of the terms that trigger payment of Milestone Contribution 1 of the PMA (see Note 9), the Company has determined that payment of Milestone Contribution 1 does not meet the criteria required under ASC 606 for capitalization, and as such has been expensed as incurred.

Sponsored Cost Share

As our commercialization activities advance, we have continued to enter into cost share agreements with various entities, including both governmental and private, under which the Company is reimbursed for specific R&D activities. For the year periods presented, these entities include DOE, United States Department of State and United States Trade and Development Agency (collectively “USG”), CFPP LLC and RoPower Nuclear S.A (“RoPower”).

Since 2014, the DOE has provided critical funding to the Company through a series of cooperative agreements that support ongoing commercialization activities. The Company recognized no DOE cost share during the year ended December 31, 2025. During the years ended December 31, 2024 and 2023, DOE cost share totaled $342 and $29,320, respectively.

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Beginning in 2021, the Company partnered with USG to develop SMRs in foreign markets. Under USG’s technical assistance grant programs, we receive cost share commitments to support licensing work in these foreign markets, one of which is additionally supported by RoPower. During the years ended December 31, 2025, 2024 and 2023, USG cost share totaled $149, $6,204 and $23,828, respectively.
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

Long-lead Material Work in Process

We record LLM work in process at the lower of cost or estimated net realizable value. LLM primarily consists of material and subcontractor costs. If events or changes in circumstances indicate that LLM costs are no longer recoverable or the utility of our LLM has diminished through damage, deterioration, obsolescence, changes in price or other causes, a loss is recognized in the period in which it occurs.
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

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Warrant Liability

The Company accounted for the Warrants in accordance with the guidance contained in FASB ASC 815, Derivatives and Hedging, under which the Warrants did not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classified the Warrants as liabilities at their fair value and adjusted the Warrants to fair value at each reporting period. This liability was subject to re-measurement at each balance sheet date until exercised or redeemed, and any change in fair value was recognized in the Company’s consolidated statements of operations. The fair value of the Warrants had been estimated using the Public Warrants’ quoted market price but all Warrants were redeemed or exercised by December 31, 2024.

Equity-Based Compensation
Our long-term incentive plan provides for grants of nonqualified or incentive stock options, restricted stock award units (“RSUs”) and performance-based award units.

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
Research and Development
R&D expenses represent costs incurred to discover new knowledge, designing and engineering new or improved products, services and processes, including the costs of developing design tools. All research and development costs related to product development are expensed as incurred.

Advertising and Marketing

Advertising costs are expensed as incurred and are recognized as a component of general and administrative expenses on the consolidated statements of operations. Advertising costs expensed were approximately $35,800, $19,976 and $14,617 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 was adopted prospectively and is effective for all annual periods beginning after December 15, 2024. There was not a material effect on the Company’s consolidated financial statements and disclosures.

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

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (‘Topic 815”) and Revenue from Contracts with Customers (“Topic 606”): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07, expands an existing scope exception under Topic 815 to exclude non-exchange-traded contracts where the underlying is based on the operations or activities specific to one of the contract parties. The early adoption of ASU 2025-07, potentially simplifies our revenue recognition accounting and has no impact on our financial statements as of December 31, 2025.

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
3.Equity and Loss Per Share
Noncontrolling Interests

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

	As of and for the year ended December 31,
	2025	2024	2023
NuScale Corp Class A common stock
Beginning of period	122,842,474	76,895,166	69,353,019
Exchange of combined interests into Class A common stock	134,841,478	222,369	2,613,788
Issuance of Class A common stock	57,112,216	21,527,146	1,737,378
RSUs vested and exercise of options and warrants	3,684,433	24,197,793	3,190,981
End of period	318,480,601	122,842,474	76,895,166

NuScale LLC Class B units (NCI)
Beginning of period	154,254,663	154,477,032	157,090,820
Exchange of combined interests into Class A common stock	(134,841,478)	(222,369)	(2,613,788)
End of period	19,413,185	154,254,663	154,477,032

Total
Beginning of period	277,097,137	231,372,198	226,443,839
Issuance of Class A common stock	57,112,216	21,527,146	1,737,378
RSUs vested and exercise of options and warrants	3,684,433	24,197,793	3,190,981
End of period	337,893,786	277,097,137	231,372,198

The ownership percentages of the controlling and noncontrolling interests are as follows:

	As of and for the year ended December 31,
	2025	2024	2023
NuScale Corp Class A common stock
Beginning of period	44.3%	33.2%	30.6%
End of period	94.3%	44.3%	33.2%

NuScale LLC Class B units (NCI)
Beginning of period	55.7%	66.8%	69.4%
End of period	5.7%	55.7%	66.8%

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

Loss Per Share

Basic loss per share is based on the weighted-average number of shares of Class A common stock outstanding during the period. Diluted loss per share is based on the average number of shares of Class A common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of RSUs and Stock Options and Warrants, if any, using the “treasury stock” method and for all other interests that convert into potential shares of Class A common stock, if any, using the “if converted” method. Net loss attributable to Class A common stockholders for diluted loss per share is adjusted for the Company’s share of NuScale LLC’s net loss, net of NuScale Corp taxes, after giving effect to all other interests that convert into potential shares of Class A common stock, to the extent it is dilutive. In addition, net loss attributable to Class A common stockholders for diluted loss per share is adjusted for the after-tax impact of changes to the fair value of derivative liabilities, to the extent the Company’s Warrants are dilutive.

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

	As of and for the year ended December 31,
	2025	2024	2023
Net loss attributable to Class A common stockholders	(355,794)	(136,623)	(58,362)
Weighted-average shares for basic and diluted loss per share	163,731,673	93,249,872	73,386,018
Basic and Diluted loss per share of Class A common stock	$(2.17)	$(1.47)	$(0.80)
Anti-dilutive securities excluded from shares outstanding:
Shares of Class B common stock	19,413,185	154,254,663	154,477,032
Stock options	4,686,454	6,365,141	9,565,211
Warrants	—	—	18,458,701
Time-based RSUs	4,184,488	5,006,880	3,255,317
Total	28,284,127	165,626,684	185,756,261

On November 7, 2025, NuScale entered into a sales agreement (the “Q4 2025 Sales Agreement”) with UBS Securities LLC, TD Securities (USA) LLC, B. Riley Securities, Inc., Canaccord Genuity LLC and Tuohy Brothers Investment Research, Inc. as sales agents under which the Company offered and sold shares of our Class A common stock, having an aggregate sales price of up to $750,000 (the “Q4 2025 ATM Program”). On August 11, 2025, NuScale entered into a sales agreement (the “Q3 2025 Sales Agreement”) with UBS Securities LLC, TD Securities (USA) LLC, B. Riley Securities, Inc., Canaccord Genuity LLC and Tuohy Brothers Investment Research, Inc. as sales agents under which the Company was able to offer and sell shares of our Class A common stock, having an aggregate sales price of up to $500,000 (the “Q3 2025 ATM Program”). Upon execution of the Q4 2025 Sales Agreement, NuScale terminated the Q3 2025 ATM Program.

On November 8, 2024, the Company entered into a sales agreement with TD Securities (USA) LLC, UBS Securities LLC, B. Riley Securities, Inc. and Canaccord Genuity LLC as sales agents under which the Company offered and sold shares of Class A common stock, having an aggregate sales price of up to $200,000 (the “2024 ATM Program”). In connection with the entry into the Q3 2025 Sales Agreement, NuScale terminated the 2024 ATM Program.

During the year ended December 31, 2025, the Company issued and sold 57,112,216 shares of Class A common stock for the gross and net proceeds of $1,327,600 and $1,299,727, respectively, associated with the Q4 2025 ATM Program, Q3 2025 ATM Program and 2024 ATM Program. As of December 31, 2025, we have sold shares of Class A common stock for an aggregate sales price of $750,000 under the Q4 2025 ATM Program. The remaining 3,802,720 shares of Class A

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
common stock have been reserved for future issuance in accordance with the NuScale Corp 2022 long-term incentive plan (“2022 LTIP”).

During the year ended December 31, 2025, the weighted average price of Class A common shares sold equated to $23.25 per share.

Previous to the 2024 ATM Program, the Company fully utilized a similar agreement (“2023 ATM Program”) under which the Company offered and sold 20,000,000 shares of the Company’s Class A common stock. Under the 2024 ATM Program and the 2023 ATM Program, the Company issued and sold 21,527,146 shares of Class A common stock for the gross and net proceeds of $210,118 and $204,698, respectively, during the year ended December 31, 2024. During the year ended December 31, 2023, the Company issued and sold 1,737,378 shares of Class A common stock for the gross and net proceeds of $10,356 and $9,836, respectively.

In December 2025, the Company’s shareholders voted to increase the total number of shares of Class A common stock by 330,000,000, authorizing a total of 662,000,000 shares of Class A common stock.
4.Warrant Liabilities
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

During the year ended December 31, 2024, Warrant holders exercised 17,859,261 Warrants for Class A common shares and $205,375 in cash, while during the year ended December 31, 2023, there were only nominal exchanges. There were no Warrants outstanding as of December 31, 2025 or 2024.
5.Fair Value Measurement
The carrying amount of certain financial instruments, including deposits, accounts payable and accrued expenses, approximates fair value due to their short maturities. Our cash equivalents consist of money market funds denominated in U.S. dollars and certificates of deposit (“CDs”), while our Short-term investments consist of CDs, with the CDs maturing within one year. Our investments include United States Government Mortgage-backed Securities (“U.S. Government Securities”) and Corporate Bonds issued by major United States banks (“Corporate Bonds”), with maturity dates greater than one year but less than five years. The U.S. Government Securities and Corporate Bonds are all rated A1 or above and are classified as held-to-maturity and carried at amortized cost, as the Company has the intent and the ability to hold them until they mature. The carrying values of the U.S. Government Securities and Corporate Bonds are adjusted for accretion of discounts over the remaining life of the investment, while interest or investment income are recognized in investment income in the Company’s consolidated statement of operations. All of the Company’s CDs, U.S. Government Securities and Corporate Bonds were valued using quoted prices for identical instruments in other markets.

In determining the allowance for expected credit losses under ASC 326, Credit Losses, the credit quality and collectability of each class of financial assets are evaluated. For our U.S. Government Securities, CDs and Corporate Bonds, based on the maturity of the instruments and the strong credit ratings and historical performance of the counterparty, analysis indicates a minimal probability of default, and therefore, the expected credit loss is considered to be negligible.

The following table represents the Company’s financial assets measured at fair value on a recurring basis at December 31, 2025, while no such financial instruments were held at December 31, 2024:

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)

	Amortized Cost Basis	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total
Cash Equivalents:
Certificates of Deposit	255,000	—	255,093	—	255,093
Money Market Accounts	402,909	402,909	—	—	402,909
Short-term Investments:
Certificates of Deposit	417,800	—	418,374	—	418,374
Investments:
U.S. Government Securities	5,865	—	5,862	—	5,862
Corporate Bonds	27,089	—	27,096	—	27,096
Total as of December 31, 2025	1,108,663	402,909	706,425	—	1,109,334

Unrealized holding gains for CDs total $667, with only negligible holding gains for Corporate Bonds and negligible holding losses for U.S. Government Securities as of December 31, 2025. Excluded from the amortized cost basis above is $1,549 of accrued interest, which is included in Accounts and other receivables on the consolidated balance sheet.
6.Accounts and Other Receivables
As of December 31, 2025, and 2024, interest receivable of $2,109 and $1,398, respectively, were outstanding and included in Accounts and other receivables on the consolidated balance sheet.
As of December 31, 2024, the Company recorded $1,000 in allowance for credit losses, with no allowance for the previous years reported herein. However, during the year ended December 31, 2025, management evaluated this allowance further, and after discussions with the customer, confirmed the amount to be uncollectible, thereby recording a charge-off of $1,000. No other changes to the Company’s allowance for credit losses impacted the year ended December 31, 2025 and the Company has no allowance for credit losses balance as of December 31, 2025.
7.Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	As of December 31,
	2025	2024
Furniture and fixtures	$27	$27
Office and computer equipment	5,224	5,050
Software	11,698	11,855
Operations equipment	1,165	1,165
Leasehold improvements	489	2,189
	18,603	20,286
Less: Accumulated depreciation	(16,740)	(17,909)
Add: Assets under development	61	44
Net property, plant and equipment	$1,924	$2,421

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
8. Long-Lead Material Work In Process and Liability
As part of the LLM Agreement with CFPP LLC, the Company subcontracted for the purchase of certain LLM in the amount of $55,700, that were to be used in the fabrication of NPMs on behalf of CFPP LLC. This LLM Agreement has since been suspended, and wind down procedures have begun, with the ultimate disposition of the LLM finalized.
On September 22, 2025, the Company entered into a tri-Party Agreement with the U.S. Department of Energy and CFPP LLC on Long Lead Materials (“LLM Settlement”). Under the LLM Settlement, NuScale paid CFPP LLC an amount equal to $32,323, after which CFPP LLC remitted these funds to DOE. On October 8, 2025, NuScale and DOE executed a Release and Assignment of Rights, giving NuScale sole and exclusive legal ownership of the LLM without any restrictions. As a result of this payment, as of December 31, 2025, NuScale no longer has a LLM liability outstanding on the accompanying consolidated balance sheet, while at December 31, 2024, the balance totaled $32,327.

The Company has continued to advance its investment into LLM, which represents in-process inventory recorded at cost and is identified as Long-lead material work in process on the consolidated balance sheet in the amount of $63,767 and $43,388 as of December 31, 2025 and December 31, 2024, respectively. Costs included in the LLM relates to materials essential to the manufacturing of the NPM, and includes raw materials required for heavy forging, steam generator tubes and weld material, as well as manufacturing costs to melt, apply heat treatment and machine the raw materials.
9.Partnership Milestones Agreement with ENTRA1
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

Under the PMA, NuScale is named the key supplier to future ENTRA1 energy projects with respect to the supply of SMR technology, while ENTRA1 retains sole and full discretion to select, contract with, or purchase from NuScale. Under the PMA, the Company is required to make Milestone Contributions to ENTRA1, or its designated affiliate, for each NPM or other NuScale product which may be nominally rated at 77 MWe or with other specifications to provide energy and/or steam that is anticipated to be placed in a contemplated project or power plant (each, an “Energy Project”). The PMA also includes a negotiated maximum sale price for each NPM to be delivered and installed in an ENTRA1 Energy Project. The Milestone Contribution is broken down into three tranches as follows:
•Milestone 1 Contributions (15% of total Milestone Contribution) - Upon execution by ENTRA1, or its designated affiliate, of a non-binding term sheet, memorandum of understanding, letter of intent or framework agreement with a third party related to the development of an Energy Project with a third party.
•Milestone 2 Contributions (35% of total Milestone Contribution) - Upon execution by ENTRA1, or its designated affiliate, of a binding purchase power agreement, energy off-take agreement or document with a third party in connection with the development of an Energy Project with a third party or the deployment of one or more NPMs into a potential Energy Project.
•Milestone 3 Contributions (50% of total Milestone Contribution) - Upon execution by ENTRA1, or its designated affiliate, a third party or any other party designated by ENTRA1 as a counterparty of an original equipment manufacturing agreement with NuScale for NPMs, or such other form of binding documentation in connection with the purchase or deployment of NPMs.

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

As of December 31, 2025, the criteria for triggering payment of Milestone Contribution 1 has been achieved, as ENTRA1 has entered into a non-binding agreement relating to 72 NPMs. As such, Milestone Contribution 1 resulted in the recognition of a one-time expense of $507,393 included in General and administrative expenses on the consolidated statement of operations and a liability of $259,884 included in Accounts payable and accrued expenses on the consolidated balance sheet that was paid in January 2026.

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
10. Intangible Assets and Redeemable Common Units
In 2007, NuScale LLC entered into a patent license agreement (the “Agreement”) with OSU, which granted NuScale LLC a worldwide, exclusive license under three patents. In 2015, NuScale LLC entered into a “Purchase, Sale and License Agreement” (the “PLA”) with OSU, whereby OSU sold and assigned to NuScale LLC certain patent and intellectual property rights, including the patent intellectual property rights that OSU formerly exclusively and non-exclusively licensed to NuScale LLC under the Agreement; and granted NuScale LLC a license to use, reproduce, prepare derivative works of, distribute, transmit, publicly perform and publicly display certain testing data.
As consideration for the PLA, NuScale LLC issued a cash payment of $1,000 upon execution of the agreement as well as on-going $25 quarterly cash payments continuing until the earlier of (i) such time as NuScale LLC completes the sale of its first commercial-scale nuclear module (exclusive of modules designated to validate the operability of a NuScale module) to a commercial customer or (ii) expiration of the term of the last valid claim under the assigned patents to expire. Additionally, NuScale LLC will make royalty payments to OSU on the sale of NuScale LLC’s first and subsequent commercial-scale nuclear modules to a commercial customer as follows:
•0.25% of the then current commercial price paid to NuScale LLC for the first (24) NuScale modules sold to commercial customers.
•0.15% of the then current commercial price paid to NuScale LLC for the next (12) NuScale modules sold to commercial customers.

Under the initial PLA, NuScale LLC granted OSU 2,750,000 NuScale LLC common units valued at a weighted average price per unit of $0.25 determined on their respective grant date. Additionally, under the updated agreement, NuScale LLC granted OSU 3,250,000 NuScale LLC common units valued at $0.45 per unit on the grant date, resulting (in addition to the cash payment of $1,000) in a value assigned to the patents of $2,462 which is being amortized on a straight-line basis over the remaining life of the patents which is estimated to be through 2034. The gross carrying amount of the patents was $2,462 for each year included in our consolidated balance sheet herein. The accumulated amortization for the years ended December 31, 2025 and 2024 are $1,936, $1,757, respectively. Estimated amortization expense for each of the five succeeding years is expected to be $177 per year.
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

The Company has determined that its Chief Executive Officer (“CEO”), Chief Commercial Officer (“CCO”) and Chief Financial Officer (“CFO”) are its chief operating decision makers (the “CODMs”). During the 2025, 2024 and 2023 fiscal years, the CODMs made decisions on resource allocation, assessed performance of the business and monitored budget versus actual results using Net loss, which is provided in the accompanying consolidated statements of operations. These measures are used to allocate resources for business activities on a consolidated basis as the Company operates in one reportable segment. The Company does not use a measure of segment assets in its decision making. When evaluating how to allocate resources, the CODMs primarily focus on labor costs, which are the significant expenses within Loss from operations and Net loss. Labor costs, which include salaries and wages and equity-based compensation, totaled $77,186,

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
$69,130 and $93,861 for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in all three of the Company’s operating expense line items on the consolidated statements of operations.
12. Revenue

As NuScale moves towards the commercialization of a modular, scalable electric Light Water Reactor nuclear power plant, the Company enters into engineering, design, and licensing services contracts to assist in the development of nuclear power plants that are often unique and non-standard in nature. Identifying the separate performance obligations with the revenue contracts and determining the amount of revenue that should be recognized involves judgment due to the unique and non-standard nature of the contracts the Company enters into.

During the fourth quarter of 2024, NuScale executed a contract with Fluor, to provide sub-contract engineering and design services to support the Doicesti project FEED Phase 2. Due to a termination clause within the contract, the Company recognized revenue over time to the extent work was performed. As required by GAAP, we constrained any portion of revenue that we did not expect to recover. As of December 31, 2025, substantially all the services associated with this project have been completed.

NuScale has also executed a contract that includes variable consideration. The variable consideration is recognized subject to appropriate constraints, as required by GAAP, to avoid a significant reversal of revenue in future periods. Management reviewed the Company’s variable consideration on at least a quarterly basis. At December 31, 2025, the Company has earned and collected all variable consideration under this contract.
Revenue is disaggregated below by the different services currently provided by the Company:

	For the Year Ended December 31,
	2025	2024	2023
Power Plant and NPM related services	$30,077	$36,161	$21,120
Energy Exploration Centers	1,268	473	673
Other	134	411	1,017
Total	$31,479	$37,045	$22,810
13. Employee Benefits
401(k) Plan
The Company sponsors a defined contribution 401(k) Plan with Company contributions to be made at the sole discretion of the management. Under the provisions of the 401(k) Plan, the Company matches the employees’ contributions for the first 3% of compensation and matches 50% of the employees’ contributions for the next 2% of compensation. The expense for the 401(k) Plan was $2,124, $2,098 and $2,691 for 2025, 2024 and 2023, respectively.
14. Equity-Based Compensation
The total compensation expense recognized for common stock options and time-based RSU awards during the years ended December 31, 2025, 2024 and 2023 was $19,160, $13,642 and $16,239, respectively. For the year ended December 31, 2025, equity-based compensation of $8,319 was included in General and administrative expense and $10,841 was included in Other expense, compared to $6,581 and $7,061, respectively, for the year ended December 31, 2024, and $6,509 and $9,730, respectively, for the year ended December 31, 2023.

Under the Company’s 2022 LTIP, the Company granted only RSUs to employees during the year ended December 31, 2025, while during the year ended December 31, 2024, employees were granted both RSUs and common stock options. Stock Options become exercisable, and RSUs vest, one-third after each year of consecutive service over the three year

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
period from the date of the award. New independent directors of the Company receive a one-time award that vests quarterly over three years, while the Company’s independent directors receive an annual award that vests quarterly over one year.

The Company measures the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model.

Stock Options

The following table summarizes the stock options activity as of and for the period ended December 31, 2025:

		Weighted Average	Aggregate
Stock Options	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at December 31, 2024	6,365,141	$3.90	$89,280
Granted	—	—	—
Exercised	(1,580,766)	4.06	34,556
Forfeited	(91,859)	3.30	—
Expired	(6,062)	2.60	—
Outstanding at December 31, 2025	4,686,454	$3.86	$48,295
Exercisable at December 31, 2025	3,210,617	$4.17	$32,110
Vested and Expected to Vest at December 31, 2025	4,686,454	$3.86	$48,295

The total fair value of options that vested during 2025, 2024 and 2023 was $1,890, $1,063 and $3,213, respectively. The weighted average remaining contractual term for all options outstanding at December 31, 2025 was 5.3 years and the remaining weighted average contractual term of options exercisable was 4.0 years. The weighted-average grant date fair value of options granted for the year ended 2024 was $3.20, while no options were granted during the other years presented. Total unrecognized stock option expense as of December 31, 2025 was $2,739 with a weighted-average period over which it is expected to be recognized of 1.2 years.

The assumptions used in determining the fair value of stock options granted during 2024 are below:

2024
Risk-free interest rate	4.26%
Expected dividend yield	NA
Expected option life	6.00 years
Expected price volatility	75.37%
Time-based RSUs
The following table summarizes the activity of our time-based RSUs as of and for the year ended, December 31, 2025:

		Weighted Average
Time-based RSUs	Number of RSUs	Grant-Date Fair Value
Outstanding at December 31, 2024	5,006,880	$4.95
Granted	1,588,052	17.95
Vested	(2,092,608)	6.13
Forfeited/Expired	(317,836)	8.96
Outstanding at December 31, 2025	4,184,488	$8.99

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
The fair value of the RSUs that vested during the year ended December 31, 2025, 2024 and 2023 totaled $12,836, $11,072 and $6,016, respectively. Total unrecognized RSU expense as of December 31, 2025, was $17,148 with a weighted-average period over which it is expected to be recognized of 1.0 year.

15. Income Taxes
As of December 31, 2025, NuScale Corp holds 94.3% of the economic interest in NuScale LLC, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, NuScale LLC is itself generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. NuScale Corp is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of NuScale LLC.

Net cash paid (refunds received) for income taxes consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Federal	$—	$—	$—
State and local	—	—	—
Disaggregated Foreign:
Romania	322	$1,935	—
Aggregated Foreign	—	—	—
Net cash paid (refunds received) for income taxes	$322	$1,935	$—

The Company incurred $322 and $1,935 in foreign withholding tax expense for the years ended December 31, 2025 and 2024, respectively, while incurring no income tax expense for the 2023 fiscal year. Of this amount, the majority of the income tax expense was incurred in the country of Romania. NuScale has not incurred any domestic income tax expense in any year included herein.

A reconciliation of income tax expense with amounts computed at the federal statutory tax rate is as follows:

	Year Ended December 31, 2025
Computed tax (21%)	$(139,465)	21.0%
State income tax benefit, net of effect on federal tax(1)	(3,350)	0.5%
Foreign withholding taxes	322	—%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross border tax laws	—	—%
Tax credits	—	—%
Change in valuation allowance	75,377	(11.3)%
Nontaxable or nondeductible items:
Income allocated to NCI	64,812	(9.8)%
Non-deductible equity compensation	2,358	(0.4)%
Other, net (none in excess of 5% of computed tax)	268	—%
Income tax expense	$322	—%

(1) State taxes in Oregon made up the majority (greater than 50%) of the tax effect in this category.

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)

	Year Ended December 31, 2024	Year Ended December 31, 2023

Computed tax (21%)	$(72,755)	$(37,824)
Income tax benefit attributable to NCI	43,902	25,568
Change in valuation allowance	11,050	20,048
State income tax benefit, net of effect on federal tax	(1,700)	(2,831)
Non-deductible loss on warrants	19,259	—
Foreign withholding taxes	1,935	—
Other, net (none in excess of 5% of computed tax)	244	(4,961)
Income tax expense	$1,935	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Non-current deferred tax assets (liabilities) were as follows:

	Year Ended December 31,
Deferred Taxes	2025	2024
Deferred Tax Assets:
Investment in NuScale LLC	$1,212,594	$219,197
Net operating loss and credit carryforwards	98,468	30,035
Capital loss	127	69
Accrued Expenses	1,738	203
Stock Compensation	—	17
Total deferred tax assets	$1,312,927	$249,521
Valuation allowance	$(1,312,927)	$(249,521)
Total	$—	$—

Deferred Tax Liabilities (none noted)
Net deferred tax asset	$—	$—

The Company has assessed the realizability of the net deferred tax assets, and in that analysis, has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, the Company considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by NuScale LLC over the three-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. After consideration of all these factors, the Company has recorded a full valuation allowance against the deferred tax assets at NuScale Corp as of the Transaction and as of December 31, 2025, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

As of December 31, 2025, the Company had tax effected U.S. federal net operating loss (“NOL”) and credit carryforwards totaling $94,092, which do not expire, as well as state NOL carryforwards totaling $4,376, which have various expiration dates extending through 2043.

Under Internal Revenue Code (“IRC”) Section 382, when a corporation undergoes an ownership change, its capacity to utilize historic net operating loss carryforwards against post-change taxable income or tax liability might be limited. An

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
ownership change occurs when, immediately following an owner shift or equity structure shift, the percentage by value of a loss corporation owned by one or more 5% shareholders increases by more than 50 percentage points over the lowest percentage of ownership of such shareholders in a three-year period. During 2025, the Company engaged our third-party tax advisor to the perform the calculations pursuant to Section 382 of the IRC. The conclusion of the Section 382 analysis confirmed an ownership change occurred on December 31, 2024 due to the volume of Class A common stock sold and the exercise of the Warrants on that date. As of December 31, 2024, the total gross NOLs generated were $120,537. Based on the 382 calculations, all of these tax attributes subject to limitation have become available for utilization by December 31, 2025.

The Company recognizes the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the extent the Company’s assessment of such tax positions changes, the change in estimate will be recorded in the period in which the determination is made. As of December 31, 2025 and 2024, the Company did not record any uncertain tax positions, as well as any accrued interest and penalties on the consolidated balance sheet. During the years ended December 31, 2025, 2024 and 2023, the Company did not record any interest and penalties in the consolidated statements of operations.

The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state, and local income tax returns are currently under examination by the respective taxing authorities.

Tax Receivable Agreement

Substantially all the assets of the combined company are held by NuScale LLC, and NuScale Corp’s only assets are its equity interest in NuScale LLC and prepaid assets. In May 2022, NuScale Corp entered into a Tax Receivable Agreement (“TRA”) with NuScale LLC, each of the TRA Holders (as defined in the TRA), and Fluor, in its capacity as TRA Representative (as defined in the TRA). Pursuant to the TRA, NuScale Corp must pay 85% of the net cash tax savings from certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of any increases in tax basis and other tax benefits resulting from any exchange by the TRA Holders of NuScale LLC Class B units and Class B common stock for shares of Class A common stock or cash in the future. Under the TRA, NuScale Corp will benefit from the remaining 15% of cash tax savings, if any, realized as a result of such tax benefits. Cash tax savings will be computed by comparing NuScale Corp’s actual income tax liability to the amount of such taxes that NuScale Corp would have been required to pay had there been no increase to the tax basis of its assets as a result of the Transaction or the exchanges and had NuScale Corp not entered into the TRA (calculated by making certain assumptions).

On November 6, 2025, the Company and Fluor entered into Tax Receivable Agreement Amendment (the “TRA Amendment”) to reduce the benefit percentage by 50% to 42.5%, while the percentage retained by the Company increased from 15% to 57.5%. For the avoidance of doubt, the TRA Amendment does not reduce the benefit percentage of any other party to the TRA.

As of December 31, 2025, there have been 158,983,526 NuScale LLC Class B units exchanged (together with the cancellation for no consideration of an equal number of shares of Class B common stock) for shares of Class A common stock since inception, out of which 125,936,472 were exchanged by Fluor, which constituted 100% of their NuScale LLC Class B units.

Associated with these exchanged units we have calculated an implied TRA obligation of $582,718 as of December 31, 2025. However, given NuScale Corp’s current tax situation we conclude the liability is not probable, and thus no liability related to projected obligations under the TRA has been recorded.
16. Related Party Transactions
Exchange Agreement with Fluor

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

The Company agreed not to sell any of the newly authorized shares prior to March 1, 2026, except for up to 20 million newly authorized shares that may be sold in any transaction other than certain underwritten, registered offerings or PIPE transactions. In connection with the Exchange Agreement, NuScale and Fluor agreed to certain mutual releases related to the Exclusivity Agreement, Fluor’s exclusivity rights on NuScale projects, NuScale’s relationship with ENTRA1, and any limitations placed on Fluor’s ability to exchange shares. NuScale also agreed to indemnify Fluor with respect to certain claims by certain third-parties.

Exchange and Lock-up Agreement

On July 31, 2025, the Company and Fluor entered into an Exchange and Lock-up Agreement that increased the maximum exchange limit in connection with the August 12, 2025 exchange of NuScale LLC Class B units held by Fluor for Class A common stock to 15,000,000 (the “Exchange and Lock-up Agreement”). The Exchange and Lock-up Agreement also subjected Fluor to certain lock-up and trading restrictions, subject to certain exceptions, with respect to any Class A common stock received by Fluor in the exchange. On August 12, 2025, pursuant to this agreement, Fluor exchanged 15,000,000 of NuScale LLC Class B units.

Transactions with Fluor

From time to time, the Company enters into strategic agreements with Fluor, whereby Fluor or NuScale perform services for one another. For the years ended December 31, 2024 and 2023, NuScale incurred expenses for services by Fluor of $767 and $32,875, respectively, with no expenses incurred during the 2025 fiscal year. No amounts were due to Fluor as of December 31, 2025, and 2024.

For the years ended December 31, 2025, 2024 and 2023, NuScale earned revenue from Fluor of $23,921, $4,225 and $16,897, respectively. As of December 31, 2025 and 2024, Fluor owes NuScale $5,452 and $3,655, respectively, amounts which are included in Accounts and other receivables on the consolidated balance sheet.
For the years ended December 31, 2025, 2024 and 2023, revenue earned from Fluor accounted for 76.0%, 11.4% and 74.1%, respectively, of total revenue.

17. Commitments and Contingencies

Legal Proceedings

In the regular course of business, the Company is involved in various legal proceedings and claims incidental to the normal course of business. The Company does not believe that any legal claims are material to the Company.

A shareholder lawsuit has been filed in the U.S. District Court for the District of Oregon, Portland Division, against the Company, John Hopkins, Ramsey Hamady and Fluor Corporation. The lawsuit, Truesdson v. NuScale Power Corporation, et al. (Case No. 26-328, filed February 18, 2026), asserts claims under federal securities laws that the defendants made false and misleading statements and failed to disclose material facts, relating to ENTRA1’s experience, qualifications and capabilities as a developer of nuclear power plants, and further asserts that Fluor and the individual defendants are controlling persons within the meaning of federal securities laws. The plaintiff in the lawsuit seeks to represent a class of persons that purchased shares of the Company’s Class A common stock between May 13, 2025, and November 6, 2025, and seeks unspecified damages, attorneys’ fees and other relief. The Company is unable to estimate the potential loss or range of loss, if any, associated with the lawsuit, which could materially and adversely impact its business, financial condition or results of operations.

Cash Obligations and Commitments

NuScale Power Corporation
Notes to the Consolidated Financial Statements
(in thousands, except shares and per share amounts)
Under the Release Agreement, the Company is required to have credit support to fund the amount of its potential reimbursement of demobilization and wind down costs with CFPP LLC. This account is identified as Restricted cash in the amount of $5,100 on the accompanying consolidated balance sheet and acts as collateral for the $5,000 letter of credit outstanding at December 31, 2025 and 2024.

During the years ended December 31, 2025 and 2024, NuScale entered into various purchase commitments for additional material to support the development of future NPMs, as well as to expedite the development of said NPMs.

As of December 31, 2025, the criteria for triggering payment of Milestone Contribution 1 under the PMA has been achieved, as ENTRA1 has entered into a non-binding agreement relating to 72 NPMs. This achievement resulted in a liability of $259,884 for contributions payable in 2026, which is included in Accounts payable and accrued expenses on the consolidated balance sheet.

In January 2025, the Company entered into sales and marketing agreements for services to be provided ratably over the 2025 fiscal year and these sales and marketing agreements were extended for one additional year, increasing the Company’s commitment by an additional $34,800.

The following table sets forth the principal cash obligations and commitments noted above assuming no renewals thereafter.

		Payments Due By Year
	Total	2026	2027	2028	2029
Materials purchase commitments - LLM	$48,867	$6,929	$41,938	$—	$—
Supply chain readiness and manufacturing	$12,382	7,595	4,321	466	—
Services commitments - Other	$42,043	29,766	7,582	4,661	34
Sales and marketing agreements	$34,800	34,800	—	—	—
PMA contributions	$259,884	$259,884	$—	$—	$—
Total	$397,976	$338,974	$53,841	$5,127	$34

From time to time, NuScale enters into technical assistance grant programs with the United States Trade and Development Agency (“USTDA”), whereby the Company receives cost share commitments to support licensing work in foreign markets. Under these programs, NuScale has agreed to pay the USTDA a certain percentage of all revenue earned in a geographic area or associated with a specific contract. Should NuScale earn revenue under the guidelines of these programs, the Company could owe the USTDA for funds previously received, or up to $7,057.
18. Subsequent Events

On February 12, 2026 the Romanian Government approved the investment decision for the Doicesti SMR plant project, utilizing NuScale’s NPM, allowing for the ability to seek secured financing to further feasibility studies, and site-specific design work prior to any construction moving forward.