Form 10-Q
period 2026-03-31
NUSCALE POWER Corp
filed 2026-05-07
CIK 1822966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 346,105,785 Class A common shares, $0.0001 par value, and 19,375,371 Class B common shares, $0.0001 par value, outstanding as of April 30, 2026.

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
• “LLM” refers to long lead material.
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
•developments and projections relating to our partners, competitors and industry, including our expectations for the RoPower Doicești power project (as defined and described below);
•the amount of time for which we expect our cash and cash equivalents, and short-term investment balances and other available financial resources to be sufficient to fund our operations; and
•litigation contingencies

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

Important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, include, but are not limited to, the following: our status as a holding company; our ability to enter into binding contracts with customers to deliver NPMs; competition from other nuclear reactor technologies; delays in the development and manufacturing of NPMs and related technology; the possibility that we may incur losses in the future and may not be able to achieve or maintain profitability; the cost of electricity generated from nuclear sources or our NPMs may not be cost competitive; the market for SMRs is not yet established and may not achieve growth as expected; our dependence on our relationships with ENTRA1, Fluor and other strategic investors and partners; risks related to the PMA; our supply chain base is constrained; our ability to manage our growth effectively; our need for additional funding in the future; manufacturing and construction issues; our ability to scale to the production levels necessary to meet sales projections; our ability to secure commitments from suppliers; loss of government funding; the politically sensitive environment we are operating in and the public perception of nuclear energy; our dependence on senior management and other highly skilled personnel; our ability to obtain design approvals internationally; our customers’ ability to obtain required regulatory approvals on a timely basis or at all; compliance with environmental laws and evolving government laws and regulations; the impact of changing trade policies and new or increased tariffs; risks related to cybersecurity; changes in tax laws; our ability to protect our intellectual property; the exclusive forum provision in our Certificate of Incorporation, as amended and our Amended and Restated Bylaws; the price of our Class A common stock may be volatile; NuScale LLC being treated as a corporation for U.S. federal income tax or state tax purposes; requirements under the Tax Receivable Agreement;; our ability to maintain listing on the New York Stock Exchange; we have and may in the future be subject to short selling strategies; we do not expect to pay any cash dividends in the foreseeable future; we have and may in the future become involved in litigation; and other factors and uncertainties as are described in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”). If one or more of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we currently consider immaterial, or which are unknown. It is not possible to predict or identify all such risks. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. No person should take any statement regarding past trends or activities as a representation that the trends or activities will continue in the future and are cautioned not to place undue reliance on the forward-looking statements included in this Form 10-Q.

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

Part I - Financial Information
Item 1. Financial Statements
NuScale Power Corporation
Condensed Consolidated Balance Sheet (Unaudited)

(in thousands, except share and per share amounts)	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$341,129	$836,417
Short-term investments	549,000	417,800
Restricted cash	5,100	5,100
Prepaid expenses	4,768	4,877
Accounts and other receivables, net (2026 - $5,488; 2025 - $5,452 from related party)	8,468	8,378
Total current assets	908,465	1,272,572
Property, plant and equipment, net	3,181	1,924
In-process research and development	16,900	16,900
Intangible assets, net	483	527
Goodwill	8,255	8,255
Long-lead material work in process	65,092	63,767
Investments	118,634	32,954
Other assets	27,317	15,613
Total Assets	$1,148,327	$1,412,512
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$21,558	$286,515
Accrued compensation	7,243	8,280
Other accrued liabilities	728	613
Deferred revenue	1,409	648
Total current liabilities	30,938	296,056
Noncurrent liabilities	7,185	2,570
Deferred revenue	307	335
Total Liabilities	38,430	298,961
Stockholders’ Equity
Class A common stock, par value $0.0001 per share, 662,000,000 shares authorized, 323,741,458 and 318,480,601 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	32	32
Class B common stock, par value $0.0001 per share, 179,000,000 shares authorized, 19,375,371 and 19,413,185 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	1,943,726	1,901,678
Accumulated deficit	(776,886)	(732,871)
Total Stockholders’ Equity Excluding Noncontrolling Interests	1,166,874	1,168,841
Noncontrolling interests	(56,977)	(55,290)
Total Stockholders' Equity	1,109,897	1,113,551
Total Liabilities and Stockholders' Equity	$1,148,327	$1,412,512
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Revenue (2026 - $—; 2025 - $7,269 from related party)	$565	$13,375
Cost of sales	(544)	(6,373)
Gross Margin	21	7,002
Research and development expenses	12,805	9,131
General and administrative expenses	24,839	23,264
Other expenses	19,901	9,934
Loss From Operations	(57,524)	(35,327)
Sponsored cost share	4	63
Investment income	10,835	5,211
Loss Before Income Taxes	(46,685)	(30,053)
Foreign income taxes	—	342
Net Loss	(46,685)	(30,395)
Net loss attributable to noncontrolling interests	(2,670)	(16,390)
Net Loss Attributable to Class A Common Stockholders	$(44,015)	$(14,005)

Loss per Share of Class A Common Stock:
Basic and Diluted	$(0.14)	$(0.11)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	319,712,720	127,718,255
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2025	318,480	$32	19,414	$2	$1,901,678	$(732,871)	$(55,290)	$1,113,551
Equity-based compensation expense	—	—	—	—	5,239	—	—	5,239
Exercise of common share options and vested RSUs	2,064	—	—	—	531	—	—	531
Issuance of Class A common stock	3,159	—	—	—	37,261	—	—	37,261
Exchange of combined interests for Class A common stock	38	—	(38)	—	—	—	—	—
Rebalancing of ownership percentage between controlling and the noncontrolling interests	—	—	—	—	(983)	—	983	—
Net loss	—	—	—	—	—	(44,015)	(2,670)	(46,685)
Balances at March 31, 2026	323,741	$32	19,376	$2	$1,943,726	$(776,886)	$(56,977)	$1,109,897

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	122,842	$12	154,255	$15	$995,745	$(377,077)	$(165,575)	$453,120
Equity-based compensation expense	—	—	—	—	4,458	—	—	4,458
Exercise of common share options and vested RSUs	2,392	—	—	—	2,962	—	—	2,962
Issuance of Class A common stock	4,549	1	—	—	99,756	—	—	$99,757
Exchange of combined interests for Class A common stock	3,248	—	(3,248)	—	—	—	—	—
Rebalancing of ownership percentage between controlling and the noncontrolling interests	—	—	—	—	(7,859)	—	7,859	—
Foreign income tax accrual to noncontrolling interests	—	—	—	—	—	—	(416)	(416)
Net loss		—	—	—	—	(14,005)	(16,390)	(30,395)
Balances at March 31, 2025	133,031	$13	151,007	$15	$1,095,062	$(391,082)	$(174,522)	$529,486
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING CASH FLOW
Net Loss	$(46,685)	$(30,395)
Adjustments to reconcile net loss to operating cash flow:
Depreciation and amortization	309	313
Equity-based compensation expense	5,239	4,458
Other changes in assets and liabilities:
Prepaid expenses and other assets	(7,769)	(229)
Accounts and other receivables (2026 - $(36); 2025 - $3,315 from related party)	(90)	7,766
Long-lead material work in process	(1,325)	(1,609)
Accounts payable and accrued expenses	(264,195)	(1,292)
Net change in right of use assets and lease liabilities	107	(52)
Deferred revenue	768	(22)
Accrued compensation	(1,037)	(1,724)
Net Cash Used in Operating Activities	(314,678)	(22,786)

INVESTING CASH FLOW
Proceeds from sale of short-term investments	222,800	20,000
Proceeds from sale of investments	5,865	—
Purchase of short-term investments	(344,000)	(10,000)
Purchase of investments	(101,545)	—
Purchase of property, plant and equipment	(1,522)	(67)
Net Cash (Used in) Provided by Investing Activities	(218,402)	9,933

FINANCING CASH FLOW
Proceeds from the issuance of common stock, net of issuance fees	37,261	99,757
Proceeds from exercise of common share options	531	2,962
Net Cash Provided by Financing Activities	37,792	102,719

Net Change in Cash, Cash Equivalents and Restricted Cash	(495,288)	89,866
Cash, cash equivalents and restricted cash:
Beginning of period	841,517	406,656
End of period	$346,229	$496,522
Summary of Noncash Investing and Financing Activities:
Investments that converted into short-term investments	$10,000	$—
Accrued foreign income tax withholding to noncontrolling interests	—	416
Plant, property and equipment in accounts payable	—	65
Supplemental disclosures of cash flow information:
Foreign income taxes paid	$—	$1,600
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

1.Nature of Business
Organization

NuScale Power Corporation (“NuScale Corp”) is incorporated under the laws of Delaware. The Company is the primary beneficiary of NuScale LLC, a variable interest entity (“VIE”), and all activities of NuScale LLC and the Company are consolidated herein. NuScale LLC is a limited liability company organized in Oregon in 2011. “NuScale”, the “Company”, “us”, “we” and “our” refer to NuScale Corp and its consolidated subsidiaries.
Operations
NuScale is commercializing a modular, scalable electric Light Water Reactor nuclear power plant with 77 megawatt (gross) NPMs, using exclusive rights to a nuclear power plant design obtained from Oregon State University. In the future the Company also plans to generate revenue by providing critical services, such as start-up and testing and nuclear fuel and refueling services, over the life cycle of each power plant. However, at the Company’s current stage, all significant revenue generated to date arises from engineering and licensing fees and services provided to potential customers, with the end goal of selling NPMs. The following represent key milestones in the development of this technology:
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

The Company has entered into a series of agreements, whereby ENTRA1 is NuScale’s exclusive global strategic partner for the commercialization and development of power plants utilizing NPMs. ENTRA1 is also considered a prospective customer as the Company is a key supplier for the sale and installation of NPMs on future ENTRA1 energy projects.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure funding to sustain operations until we reach commercialization and obtain customers.
The majority of the Company’s operations and long-lived assets were attributable to operations in the United States other than the long-lead material work in process being manufactured in South Korea during the 2026 and 2025 fiscal years.
2.Summary of Significant Accounting Policies

Basis of Presentation
The Company’s unaudited condensed consolidated financial statements and related notes do not include notes and certain financial information normally presented annually under GAAP, and therefore should be read in conjunction with our 2025 Annual Report on Form 10-K. Accounting measures at interim dates inherently involve greater reliance on estimates than at year-end. Although such estimates are based on management’s most recent assessment of the underlying facts and circumstances utilizing the most current information available, our reported results of operations may not necessarily be indicative of results that we expect for the full year.

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

Principles of Consolidation

NuScale Corp was determined to be the primary beneficiary of NuScale LLC, a VIE. As the sole managing member of NuScale LLC, NuScale Corp has both the power to direct the activities, and direct ownership to share in the revenues and expenses, of NuScale LLC. As such, all the activity of NuScale LLC has been consolidated in the accompanying condensed consolidated financial statements. All assets and liabilities included in the condensed consolidated balance sheet are those of NuScale LLC, other than certain prepaid assets and accounts payable and accrued expenses. All intercompany transactions have been eliminated upon consolidation.

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

Cash in the amount of $5,100 at March 31, 2026 and December 31, 2025 is restricted as collateral for the letter of credit associated with the Release Agreement with CFPP LLC, and is identified as Restricted cash in the condensed consolidated balance sheet. The restricted cash balance plus cash and cash equivalents on the condensed consolidated balance sheet equals cash, cash equivalents and restricted cash, as reflected in the condensed consolidated statements of cash flows.
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

Consideration Paid to a Customer or Prospective Customer

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

On March 6, 2026, the Company executed a lease agreement for an office facility in Houston, Texas, that requires the Company to enter into a letter of credit in the amount of $4,250 on behalf of the landlord. As of March 31, 2026, the Company is negotiating the details and has yet to execute this letter of credit. Further, as part of this lease agreement, the landlord has provided an incentive allowance in the amount of $2,875 that the Company will use to make improvements which will be capitalized as Leasehold improvements and included in Property, plant and equipment on the condensed consolidated balance sheet.
Long-term leases (leases with initial terms greater than 12 months) are capitalized at the present value of the minimum lease payments not yet paid. The Company uses its incremental borrowing rate to determine the present value of the lease when the rate implicit in the lease is not readily determinable.
Short-term leases (leases with an initial term of 12 months or less or leases that are cancelable by the lessee and lessor without significant penalties) are not capitalized but are expensed on a straight-line basis over the lease term. The Company’s short-term leases relate to office equipment.

Recent Accounting Pronouncements

In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets ASU 2025-05. The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for annual periods beginning for the fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. The Company has elected to adopt the practical expedient for the three months ended March 31, 2026, which did not have a material impact on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. Qualitative disclosures about any remaining amounts in relevant expense line items must be provided. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required. ASU 2024-03 is effective for annual periods after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that this update will have on our condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles -Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027 and for interim reporting periods beginning in that fiscal year. The Company is currently evaluating the impact that this update will have on the condensed consolidated financial statements.

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

	As of and for the Three Months Ended March 31,
Noncontrolling Interests	2026	2025
NuScale Corp Class A common stock
Beginning of period	318,480,601	122,842,474
Exchange of combined interests for Class A common stock	37,814	3,248,292
Issuance of Class A common stock	3,159,105	4,548,127
RSUs vested and exercise of options	2,063,938	2,392,179
End of period	323,741,458	133,031,072

NuScale LLC Class B Units (NCI)
Beginning of period	19,413,185	154,254,663
Exchange of combined interests for Class A common stock	(37,814)	(3,248,292)
End of period	19,375,371	151,006,371

Total
Beginning of period	337,893,786	277,097,137
Issuance of Class A common stock	3,159,105	4,548,127
RSUs vested and exercise of options	2,063,938	2,392,179
End of period	343,116,829	284,037,443
The ownership percentages of the controlling and noncontrolling interests are as follows:

	As of and for the Three Months Ended March 31,
	2026	2025
NuScale Corp Class A common stock
Beginning of period	94.3%	44.3%
End of period	94.4%	46.8%

NuScale LLC Class B Units (NCI)
Beginning of period	5.7%	55.7%
End of period	5.6%	53.2%

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

	As of and for the Three Months Ended March 31,
	2026	2025
Net loss attributable to Class A common stockholders	$(44,015)	$(14,005)
Weighted-average shares for basic and diluted loss per share	319,712,720	127,718,255
Basic and Diluted loss per share of Class A common stock	$(0.14)	$(0.11)
Anti-dilutive securities excluded from shares outstanding:
Shares of Class B common stock	19,375,371	151,006,371
Stock options	4,526,150	5,552,120
Time-based RSUs	5,011,723	4,875,801
Total	28,913,244	161,434,292

On February 26, 2026, NuScale entered into a sales agreement (the “2026 Sales Agreement”) with UBS Securities LLC, B. Riley Securities, Inc., Canaccord Genuity LLC and Tuohy Brothers Investment Research, Inc. as sales agents under which the Company may offer and sell shares of our Class A common stock, having an aggregate sales price of up to $1,000,000 (the “2026 ATM Program”).

During the three months ended March 31, 2026, the Company issued and sold 3,159,105 shares of Class A common stock for the gross and net proceeds of $37,932 and $37,261, respectively, with a weighted average price of $12.01 per share. As of March 31, 2026, the Company had $962,068 worth of shares of Class A common stock eligible for sale under the 2026 ATM Program.

On November 8, 2024, NuScale entered into a sales agreement with TD Securities (USA) LLC, UBS Securities LLC, B. Riley Securities, Inc. and Canaccord Genuity LLC as sales agents under which the Company may offer and sell shares of our Class A common stock, having an aggregate sales price of up to $200,000 (“ATM Program”). During the three months ended March 31, 2025, the Company issued and sold 4,548,127 shares of Class A common stock for the gross and net proceeds of $102,416 and $99,757, respectively, with a weighted average price of $22.68 per share. NuScale terminated the ATM Program in August 2025.

Subsequent to March 31, 2026, the Company sold 22,360,004 shares of Class A common stock for the gross and net proceeds of $216,779 and $213,528, respectively.

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

The carrying amount of certain financial instruments, including deposits, accounts payable and accrued expenses, approximates fair value due to their short maturities. Our cash equivalents consist of money market funds denominated in U.S. dollars and certificates of deposit (“CDs”), while our Short-term investments consist of certificates of deposit. Our Investments include United States Government Mortgage-backed Securities (“U.S. Government Securities”) and Corporate Bonds issued by major United States banks (“Corporate Bonds”). The U.S. Government Securities and Corporate Bonds are all rated A1 or above and are classified as held-to-maturity and carried at amortized cost, as the Company has the intent and the ability to hold them until they mature. The carrying values of the U.S. Government Securities and Corporate Bonds are adjusted for accretion of discounts over the remaining life of the investment, while interest or investment income are recognized in investment income in the Company’s condensed consolidated statement of operations. All of the Company’s CDs, U.S. Government Securities and Corporate Bonds were valued using quoted prices for identical instruments in other markets.

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

The following table represents the Company’s financial assets measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025:

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

	Amortized Cost Basis	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total
Cash Equivalents:
Certificates of Deposit	$106,000	$—	$106,006	$—	$106,006
Money Market Accounts	148,701	148,701	—	—	148,701
Short-term Investments:
Certificates of Deposit	549,000	—	549,152	—	549,152
Investments:
U.S. Government Securities	14,850	—	14,864	—	14,864
Corporate Bonds	103,784	—	103,656	—	103,656
Total as of March 31, 2026	$922,335	$148,701	$773,678	$—	$922,379

	Amortized Cost Basis	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total
Cash Equivalents:
Certificates of Deposit	$255,000	$—	$255,093	$—	$255,093
Money Market Accounts	402,909	402,909	—	—	402,909
Short-term Investments:
Certificates of Deposit	417,800	—	418,374	—	418,374
Investments:
U.S. Government Securities	5,865	—	5,862	—	5,862
Corporate Bonds	27,089	—	27,096	—	27,096
Total as of December 31, 2025	$1,108,663	$402,909	$706,425	$—	$1,109,334
5.Accounts and Other Receivables
Accounts and other receivables, net include reimbursement requests outstanding from the cost share awards, interest receivable and commercial accounts receivable. The cost share reimbursement requests are recognized as eligible costs are incurred. Reimbursement under the awards is recognized as award funds are obligated and is included in Sponsored cost share in the condensed consolidated statement of operations. Interest receivable of $2,062 and $2,109 was outstanding at March 31, 2026 and December 31, 2025, respectively.

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

As of March 31, 2026 and December 31, 2025, the Company had no allowance for credit losses.
6.Leases
The Company recognizes right-of-use assets and lease liabilities for leases with terms greater than 12 months. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
based on an effective interest method or on a straight-line basis over the term of the lease. As of March 31, 2026 and December 31, 2025, the Company has only operating leases.
Information related to right-of-use assets and lease liabilities follows:

Lease Assets/Liabilities	Balance Sheet Classification	March 31,	December 31,
		2026	2025
Right-of-use Assets
Operating lease assets	Other assets	$5,454	$1,628
Total right-of-use assets		$5,454	$1,628

Lease Liabilities
Operating lease liabilities, current	Other accrued liabilities	$728	$648
Operating lease liabilities, noncurrent	Noncurrent liabilities	4,955	1,102
Total lease liabilities		$5,683	$1,750

	March 31,	As of	December 31,
Supplemental Lease Information	2026		2025
Right-of-use assets obtained in exchange for new operating leases	$4,047		$—
Weighted-average remaining lease term – operating leases	5.46 years		2.20 years
Weighted average discount rate-operating leases	4.76%		4.99%
The remaining lease payments under the Company’s leases follows:

Future Annual Payments	Operating Leases
2026	$572
2027	1,084
2028	1,411
2029	1,648
2030	1,662
Remaining Years	3,776
Total lease payments	10,153
Less: imputed interest	(1,595)
Less: lease incentive allowance	(2,875)
Present value of lease liabilities	$5,683
Lease expense for the three months ended March 31, 2026 and 2025 totaled $271 and $356, respectively, of which $259 and $345, respectively, consist of operating lease costs. The difference accounts for short-term lease costs.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
7.Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	March 31, 2026	December 31, 2025
Furniture and fixtures	$27	$27
Office and computer equipment	6,476	5,224
Software	11,698	11,698
Operations equipment	1,165	1,165
Leasehold improvements	489	489
	19,855	18,603
Less: Accumulated depreciation	(17,005)	(16,740)
Add: Assets under development	331	61
Net property, plant and equipment	$3,181	$1,924
Depreciation of property, plant and equipment for the three months ended March 31, 2026 and 2025 was $265 and $269, respectively. Of these amounts, $50 and $215 is included in G&A expenses and Other expense, respectively, for the 2026 fiscal year and $61 and $208, respectively, for the 2025 fiscal year.
8.Long-Lead Material Work In Process
The Company has continued to advance its investment into LLM, which represents in-process inventory recorded at cost and is identified as Long-lead material work in process on the condensed consolidated balance sheet in the amount of $65,092 and $63,767 as of March 31, 2026 and December 31, 2025, respectively. Costs included in the LLM relate to materials essential to the manufacturing of the NPM sourced from Doosan Enerbility Co., Ltd. (“Doosan”). Doosan is a global leader in power generation and energy solutions recognized as a world-class supplier of nuclear power plant equipment. The LLM from Doosan includes raw materials required for heavy forging, steam generator tubes and weld material, as well as manufacturing costs to melt, apply heat treatment and machine the raw materials.
9.Partnership Milestones Agreement with ENTRA1
On August 27, 2025, NuScale LLC and ENTRA1 executed the PMA, in furtherance of business development and project development activities supported by ENTRA1. Concurrently, NuScale Corp and ENTRA1 executed a Guaranty Agreement, whereby NuScale Corp agreed to guaranty the obligations of NuScale LLC under the PMA.

Under the PMA, NuScale is named the key supplier to future ENTRA1 energy projects with respect to the supply of SMR technology, while ENTRA1 retains sole and full discretion to select, contract with, or purchase from NuScale. Under the PMA, the Company is required to make Milestone Contributions to ENTRA1, or its designated affiliate, for each NPM or other NuScale product which may be nominally rated at 77 MWe or with other specifications to provide energy and/or steam that is anticipated to be placed in a contemplated project or power plant (each, an “Energy Project”). The PMA also includes a negotiated maximum sale price for each NPM to be delivered and installed in an ENTRA1 Energy Project. Each Milestone Contribution is broken down into three tranches as follows:
•Milestone Contribution 1 (15% of total Milestone Contribution) - Upon execution by ENTRA1, or its designated affiliate, of a non-binding term sheet, memorandum of understanding, letter of intent or framework agreement with a third party related to the development of an Energy Project with a third party.
•Milestone Contribution 2 (35% of total Milestone Contribution) - Upon execution by ENTRA1, or its designated affiliate, of a binding power purchase agreement, energy off-take agreement or document with a third party in connection with the development of an Energy Project with a third party or the deployment of one or more NPMs into a potential Energy Project.
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

In 2025, the criteria for triggering payment of Milestone Contribution 1 was achieved, as ENTRA1 entered into a non-binding agreement relating to 72 NPMs. As such, we incurred an expense of $507,393, with $247,509 being settled in 2025 and $259,884 settled during the three months ended March 31, 2026. While the Company is subject to future payments in relation to Milestone Contribution 2 and Milestone Contribution 3, the criteria to record such liability has not been met yet, and the Company does not have an accrued PMA liability as of March 31, 2026.
10.Segment Information

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

The Company has determined that its Chief Executive Officer (“CEO”), Chief Commercial Officer (“CCO”) and Chief Financial Officer (“CFO”) are its chief operating decision makers (the “CODMs”). During the three months ended March 31, 2026 and 2025, the CODMs made decisions on resource allocation, assessed performance of the business and monitored budget versus actual results using Net loss, which is provided in the accompanying condensed consolidated statements of operations. These measures are used to allocate resources for business activities on a consolidated basis as the Company operates in one reportable segment. The Company does not use a measure of segment assets in its decision making. When evaluating how to allocate resources, CODMs primarily focus on Labor costs, which are the significant expenses within Loss from operations and Net loss. Labor costs, which include salaries and wages and equity-based compensation, totaled $17,944 and $17,703 for the three months ended March 31, 2026 and 2025, respectively. Labor costs are included in all three of the Company’s operating expense line items on the condensed consolidated statements of operations.
11.Revenue
The following table presents our revenue disaggregated into categories based on the nature of such revenues:

	For the Three Months Ended March 31,
Revenue Categories	2026	2025
Power Plant and NPM related services	$487	$12,969
Energy Exploration Centers	78	372
Other	—	34
Total	$565	$13,375
12.Employee Benefits
The Company sponsors a defined contribution 401(k) Plan with contributions to be made at the sole discretion of management. Under the provisions of the 401(k) Plan, the Company matches the employees’ contributions for the first

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
3% of compensation and matches 50% of the employees’ contributions for the next 2% of compensation. The expense recorded for the 401(k) Plan was $759 and $660 for the three months ended March 31, 2026 and 2025, respectively.
13.Income Taxes
NuScale LLC was historically and remains a partnership for U.S. federal income tax purposes with each partner being separately taxed on its share of taxable income or loss. NuScale Corp is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of any net taxable income or loss and any related tax credits of NuScale LLC.

The effective tax rate was 0% for the three months ended March 31, 2026 and 2025. The effective income tax rate for the three months ended March 31, 2026 differed significantly from the statutory rates, primarily due to the losses and the recognition of a valuation allowance as a result of the Company’s new tax structure following the Transaction.

During the three months ended March 31, 2026 and 2025, the Company incurred no income tax.

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at NuScale Corp as of March 31, 2026, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state, local and foreign filings that may be subject to audit in future periods. No U.S. federal, state and local income tax returns are currently under examination by the respective taxing authorities.

NuScale Corp, NuScale LLC and various legacy NuScale Equityholders entered into a Tax Receivable Agreement (“TRA”) on May 2, 2022. Given NuScale’s current tax situation the related liability is not probable and therefore not recorded. No TRA payments are expected in the near future.
14.Equity-Based Compensation

Time-based RSUs

During the three months ended March 31, 2026, the Company’s Board of Directors (the “Board”) granted 2,804,258 employee time-based RSU awards for an aggregate value of $36,186, while during the same period in the prior year, 1,536,603 RSUs with an aggregate value of $26,499 were granted to employees. The awards vest one-third annually from the grant date. During the three months ended March 31, 2026, 1,914,872 RSUs vested with shares of Class A common stock issued.

15.Related Party Transactions
From time to time, NuScale enters into contracts with Fluor, a related party, whereby Fluor or the Company perform services for one another. The Company incurred no expenses related to Fluor during the three months ended March 31, 2026 and 2025.

For the three months ended March 31, 2026, the Company earned no revenue from Fluor, while during the three months ended March 31, 2025, Fluor accounted for $7,269, or 54%, of the Company’s revenue. At March 31, 2026 and December 31, 2025, Fluor owed the Company $5,488 and $5,452, respectively, which are included in Accounts and other receivables, net on the condensed consolidated balance sheet.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
16.Commitments and Contingencies
Legal Proceedings
In the regular course of business, the Company is involved in various legal proceedings and claims incidental to the normal course of business. The Company does not believe that any legal claims are material to the Company.

On February 18, 2026, a shareholder lawsuit was filed in the U.S. District Court for the District of Oregon, Portland Division, against the Company, John Hopkins, Ramsey Hamady and Fluor Corporation. The lawsuit, Truedson v. NuScale Power Corporation, et al. (Case No. 26-328) (the “Truedson Class Action”), asserts claims under federal securities laws that the defendants made false and misleading statements and failed to disclose material facts, relating to ENTRA1’s experience, qualifications and capabilities as a developer of nuclear power plants, and further asserts that Fluor and the individual defendants are controlling persons within the meaning of federal securities laws. The plaintiff in the lawsuit seeks to represent a class of persons that purchased shares of the Company’s Class A common stock between May 13, 2025, and November 6, 2025, and seeks unspecified damages, attorneys’ fees and other relief. On March 19, 2026, the Court entered a stipulation providing that Defendants' time to answer, move, or otherwise respond to the Complaint is extended until after the Court appoints lead plaintiff and lead counsel, lead plaintiff designates or files an operative complaint, and the Court sets a deadline for Defendants' anticipated motion to dismiss. On April 20, 2026, several parties filed motions for appointment as lead plaintiff, and the Court has put this matter on its advisement calendar for May 26, 2026. The Company is unable to estimate the potential loss or range of loss, if any, associated with the lawsuit, which could materially and adversely impact its business, financial condition or results of operations.

On March 24, 2026, a purported shareholder of the Company filed a derivate lawsuit in U.S. District Court for the District of Oregon, Portland Division, against certain of the Company’s officers and directors, namely John Hopkins, Alan Boeckmann, Bum-Jin Chung, Alvin Collins, Shinji Fujino, Kent Kresa, Diana Walters and Kimberly Warnica, and the Company, as the nominal defendant. The lawsuit, Albert Leigh, derivatively on behalf of NuScale Power Corporation v. John Hopkins, Robert Hamady, et al. (Case No. 3-26) is based on substantially the same factual allegations as the Truedson Class Action case and asserts claims against the individual defendants for alleged breaches of their fiduciary duties as officers and directors of the Company, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and, against defendants Hopkins and Hamady, for contribution under Sections 10(b) and 21D of the Exchange Act. The Company is unable to estimate the potential loss or range of loss, if any, associated with the lawsuit, which could materially and adversely impact its business, financial condition or results of operations.

Cash Obligations and Commitments

Under the Release Agreement, the Company is required to have credit support to fund the amount of its potential reimbursement of demobilization and wind down costs with CFPP LLC. This account is identified as Restricted cash in the amount of $5,100 on the accompanying condensed consolidated balance sheet and acts as collateral for the $5,000 letter of credit outstanding at March 31, 2026.

Further, as described in Note 2, the Company is negotiating a letter of credit associated with the Houston facility lease that, once executed, will be in the amount of $4,250. The future cash payments associated with this lease have been included in the commitments table below.

In 2025, NuScale entered into a sale and marketing agreement for services to be provided ratably over 2025 and this sale and marketing agreement was extended for one additional year, increasing the Company’s commitment by an additional $34,800.

On August 27, 2025, NuScale LLC and ENTRA1 executed the PMA, in furtherance of business development and project development activities supported by ENTRA1. Under the PMA, the Company is required to make Milestone Contributions to ENTRA1 under certain circumstances (see Note 9 for more information). While the Company might be subject to future payments in relation to Milestone Contribution 2 and or Milestone Contribution 3, the criteria to record such liability has not been met yet, and the Company does not have an accrued PMA liability as of March 31, 2026.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
The following table sets forth the principal cash obligations and commitments that the Company has entered into, assuming no renewals thereafter.

		Payments Due By Year
	Total	2026	2027	2028	2029	2030	Thereafter
Materials purchase commitments - LLM	$41,938	$—	$41,938	$—	$—	$—	$—
Supply chain readiness and manufacturing	12,376	8,477	3,433	466	—	—	—
Services commitments - Other	34,641	19,428	10,762	4,451	—	—	—
PMA contributions	—	—	—	—	—	—	—
Sales and marketing agreements	26,100	26,100	—	—	—	—	—
Lease commitments	10,153	572	1,084	1,411	1,648	1,662	3,776
Total	$125,208	$54,577	$57,217	$6,328	$1,648	$1,662	$3,776

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

Subsequent to March 31, 2026, the Company executed supply chain readiness and design contracts with Paragon Energy Solutions totaling $25,815. These contracts will complement the Company’s offering by designing and developing control systems that will be utilized with our NPM.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of NuScale Corp should be read together with our financial statements as of and for the years ended December 31, 2025, 2024 and 2023 and our unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2026 and 2025, together with related notes thereto. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties, including, but not limited to, those described under the sections entitled “Risk Factors” in our 2025 Annual Report on Form 10-K. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. As used herein, “NuScale,” the “Company,” “us,” “our” or “we” refer to NuScale Corp, together with its consolidated subsidiaries.
Overview

Our mission is to provide scalable advanced nuclear technology to produce electricity, heat and clean water to improve the quality of life for people around the world. We are commercializing a modular, scalable electric Light Water Reactor nuclear power plant that we believe will deliver safer scalable, cost-effective and reliable carbon free power. Our core technology, the NPM, can generate 77 MWe, with a focus on the integration of components, simplification or elimination of systems and use of passive safety features. We believe that this results in a safe and highly reliable power plant suitable to be sited close to where electricity, water desalinization, hydrogen production or process heat is needed.

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

NuScale is actively collaborating with ENTRA1 on development initiatives for the deployment of NuScale’s nuclear technology. ENTRA1 is NuScale’s exclusive global partner for the commercialization and development of our products and services, including NPMs to be included in nuclear power plants. While ENTRA1 can decide in its sole discretion whether to participate in commercialization and development opportunities with NuScale, NuScale must obtain ENTRA1’s consent to pursue opportunities without their involvement.

Outlook

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

The Company currently has one international customer: RoPower Nuclear S.A. (“RoPower”), which is a joint venture established by S.N. Nuclearelectrica S.A. (“Nuclearelectrica”) and Nova Power & Gas S.A. In July 2024, NuScale and RoPower signed a technology licensing agreement, which granted RoPower a right to use certain intellectual property of NuScale’s. In the third quarter of the 2024 fiscal year, Nuclearelectrica and RoPower signed the Front-End Engineering and Design (“FEED”) Phase 2 contract with Fluor, a related party to NuScale. FEED Phase 2 included tasks related to the development of a Class 3 plant cost estimate, as well as support to RoPower with its regulatory and stakeholder engagements. NuScale completed their scope of work for FEED Phase 2 as a subcontractor to Fluor in late 2025.

On February 12, 2026 the Romanian Government approved the investment decision for the Doicești SMR plant project, allowing for the ability to seek financing to further feasibility studies, and site-specific design work prior to any construction moving forward. This is a positive step in support of advancing the project to the next phase as RoPower is authorized to advance the licensing and geotechnical work, finalize a pre-engineering, procurement and construction (“EPC”) contract, and begin negotiating contracts for long lead items. We do not anticipate that RoPower will enter into a pre-EPC contract until they have secured financing to support the pre-EPC activities but once a pre-EPC contract is entered into, we will recommence work on the project. We anticipate that the pre-EPC phase of the project will have an estimated duration of up to 15 months and that activities will include, among other things, the development of a Class 2 cost estimate for the project.

With ENTRA1, we continue to develop our international customer interest as we foresee significant customer demand over the long-term outside of the United States as industry trends like decarbonization, an increasing demand for renewable energy alternatives, and changes in broader economic and geopolitical conditions continue to grow. Our collective team puts significant effort into developing dialogue with foreign governments and corporations in order to educate and market our technology.
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

On September 2, 2025, the Tennessee Valley Authority (“TVA”) announced the signing of a non-binding agreement under which ENTRA1 and TVA will collaborate to develop plants to provide TVA with up to 6 gigawatts of new nuclear power generation. TVA and ENTRA1 announced that this collaboration is an important first step to advance deployment of nuclear technology in the United States, with ENTRA1 also announcing that its immediate strategy is to utilize NuScale’s SMR equipment inside their power plants.

We are positioning ourselves to support the potential next phase of the collaboration between TVA and ENTRA1 which is contingent on the execution of one or more purchase power agreements between ENTRA1 and TVA

In addition, ENTRA1 and NuScale continue to develop domestic customer interests, including interest from hyperscaler, technology, industrial and micro-grid customers in sectors that include direct air capture, water desalinization, hydrogen production and mission critical facilities.
Results of Operations

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue (2026 - $—; 2025 - $7,269 from related party)	$565	$13,375
Cost of sales	(544)	(6,373)
Gross Margin	21	7,002
Research and development expenses	12,805	9,131
General and administrative expenses	24,839	23,264
Other expenses	19,901	9,934
Loss From Operations	(57,524)	(35,327)
Sponsored cost share	4	63
Investment income	10,835	5,211
Loss Before Income Taxes	(46,685)	(30,053)
Foreign income taxes	—	342
Net Loss	$(46,685)	$(30,395)
Comparison of the Three Months Ended March 31, 2026 and 2025

Revenue
Revenue decreased $12.8 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to the revenue recognized from the RoPower technology license agreement (“TLA”) completed during the first three months of 2025 as well as the work associated with the Fluor FEED Phase 2 engineering services in support of the RoPower project, which was completed in late 2025, with no comparable activity in 2026.

Cost of Sales

Cost of sales decreased $5.8 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to the completion of the work associated with the Fluor FEED Phase 2 engineering services in support of the RoPower project in late 2025.

Research and Development
Research and development (“R&D”) expenses increased $3.7 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily as a result of $5.7 million higher costs associated with the Company’s increased activities to advance the technological readiness and design maturity of our NPM components, partially offset by $1.9 million in lower regulatory costs as we received SDA approval in May 2025.

General and Administrative
G&A expenses increased $1.6 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to $1.4 million of higher compensation costs due to increased headcount and $1.1 million of higher organizational costs, partially offset by $1.1 million of lower accounting and legal fees now that the initial costs associated with becoming a large accelerated filer have passed.

Other Expenses
Other expenses increased by $10.0 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to (a) the Company’s engineers and project personnel working on fewer commercial projects than in the prior year, resulting in the lower allocation to Cost of sales described above and (b) higher Other Compensation costs incurred as we have ramped up the resources supporting supply chain readiness and the delivery of future commercial projects.

Investment Income
Investment income increased $5.6 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily as a result of the Company’s stronger cash position and higher investments in cash equivalents, short-term investments and longer-term investments.
Liquidity and Capital Resources
On February 26, 2026, NuScale entered into a sales agreement with UBS Securities LLC, B. Riley Securities, Inc., Canaccord Genuity LLC and Tuohy Brothers Investment Research, Inc. as sales agents under which the Company may offer and sell shares of our Class A common stock, having an aggregate sales price of up to $1,000,000 (the “2026 ATM Program”).

During the three months ended March 31, 2026, the Company issued and sold 3,159,105 shares of Class A common stock for the gross and net proceeds of $37.9 million and $37.3 million, respectively, with a weighted average price of $12.01 per share. As of March 31, 2026, the Company had $962.1 million worth of shares of Class A common stock eligible for sale under the 2026 ATM Program.

Since NuScale’s inception, we have incurred significant operating losses and have an accumulated deficit of $776.9 million, with negative operating cash flows. As of March 31, 2026, we had cash and cash equivalents of $341.1 million and short-term investments of $549.0 million, with no debt. Historically, our primary sources of cash included sales under the ATM Programs, investment capital, and DOE and other government sponsored cost share agreements to support the advancement of our SMR technology both domestically and abroad. As we transition from research and development to the commercialization of our technology, we are focusing on commercial contracts that generate revenue and are investing in activities that advance the production of our NPMs. During the year ended December 31, 2024, we executed two revenue generating agreements in relation to the advancement of Doicești project Phase 2 Front-End Engineering and Design, a project which targets the development of six NuScale power modules at a former coal plant site in Doicești, Romania.

We believe that we have sufficient cash and cash equivalents and investments, along with continued access to capital markets, to satisfy our cash requirements for the next 12 months and beyond. For additional information regarding risk factors, see the Company’s 2025 Annual Report on Form 10-K.

Comparison of Cash Flows for the Three Months Ended March 31, 2026 and 2025

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net Cash Used in Operating Activities	$(314,678)	$(22,786)
Net Cash (Used in) Provided by Investing Activities	(218,402)	9,933
Net Cash Provided by Financing Activities	37,792	102,719
Net Change in Cash and Cash Equivalents (A)	$(495,288)	$89,866

(A) Includes $5,100 in restricted cash
Cash Flows used in Operating Activities
Our cash used in operations increased during the three months ended March 31, 2026, primarily due to the payment to ENTRA1 of $259.9 million, lower collections from customers and prepayments to vendors for the manufacture of the LLM.

Cash Flows (used in) provided by Investing Activities
Net cash used in investing activities was $218.4 million for the three months ended March 31, 2026, as management continued to implement its strategy of deploying excess cash into a mix of short-term and long-term investments. This opportunistic allocation reflects our objective of maximizing returns while maintaining liquidity, aligning with our expected future operational needs and cash requirements.

Cash Flows provided by Financing Activities
During both the three months ended March 31, 2026 and 2025, net cash provided by financing activities consisted of proceeds from the utilization of our at-the-market programs.
Commitments and Contractual Obligations
Under the Release Agreement, the Company is required to have credit support to fund the amount of its potential reimbursement of demobilization and wind down costs with CFPP LLC. This account is identified as Restricted cash in the amount of $5.1 million on the accompanying condensed consolidated balance sheet and acts as collateral for the $5.0 million letter of credit outstanding at March 31, 2026.

Further, as described in Note 2, the Company is negotiating a letter of credit associated with the Houston facility lease that, once executed, will be in the amount of $4.3 million. The future cash payments associated with this lease have been included in the commitments table below.

In 2025, NuScale entered into a sale and marketing agreement for services to be provided ratably over 2025 and this sale and marketing agreement was extended for one additional year, increasing the Company’s commitment by an additional $34.8 million.

On August 27, 2025, NuScale LLC and ENTRA1 executed the PMA, in furtherance of business development and project development activities supported by ENTRA1. Under the PMA, the Company is required to make Milestone Contributions to ENTRA1 under certain circumstances (see Note 9 for more information). While the Company might be subject to future payments in relation to Milestone Contribution 2 and or Milestone Contribution 3, the criteria to record such liability has not been met yet, and the Company does not have an accrued PMA liability as of March 31, 2026.

The following table sets forth the principal cash obligations and commitments that the Company has entered into, assuming no renewals thereafter.

		Payments Due By Year
	Total	2026	2027	2028	2029	2030	Thereafter
Materials purchase commitments - LLM	$41,938	$—	$41,938	$—	$—	$—	$—
Supply chain readiness and manufacturing	12,376	8,477	3,433	466	—	—	—
Services commitments - Other	34,641	19,428	10,762	4,451	—	—	—
PMA contributions	—	—	—	—	—	—	—
Sales and marketing agreements	26,100	26,100	—	—	—	—	—
Lease commitments	10,153	572	1,084	1,411	1,648	1,662	3,776
Total	$125,208	$54,577	$57,217	$6,328	$1,648	$1,662	$3,776

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

Subsequent to March 31, 2026, the Company executed supply chain readiness and design contracts with Paragon Energy Solutions totaling $25.8 million. These contracts will complement the Company’s offering by designing and developing control systems that will be utilized with our NPM.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the discussion of the Company’s market risk in Part II, Item 7A., Quantitative and Qualitative Disclosures About Market Risk, of the Company’s 2025 Annual Report on Form 10-K.
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

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2026, our disclosure controls and procedures were operating and effective.

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

Part II - Other Information
Item 1. Legal Proceedings

See “Legal Proceedings” in Note 16, Commitments and Contingencies, for information regarding legal proceedings.
Item 1A. Risk Factors
There have been no material changes from our risk factors as disclosed in the 2025 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information

Insider Trading Arrangements

We proposed to certain employees, including officers, with restricted stock units (“RSUs”) that they instruct the agent who administers our 2022 Long-Term Incentive Plan to promptly sell shares of Class A common stock sufficient to cover tax withholding obligations arising from the vesting and settlement of the RSUs. With respect to any eligible sell-to-cover transactions before the expiration of the cooling off periods specified in Rule 10b5-1(c), the instruction is intended to be a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K, and with respect to eligible sell-to-cover transactions after the cooling off periods specified in Rule 10b5-1(c), the instruction is intended to be a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K and satisfy the affirmative defense of Rule 10b5-1(c). There is no durational limit to, or specified number of shares to be sold pursuant to, these instructions. During the three months ended March 31, 2026, Bill Cooper, Chief Legal Officer, executed a 10b5-1(c) Trading Instruction for Eligible Sell-to-Cover Transaction which was provided to the agent on March 3, 2026, while on March 31, 2026, Robert Ramsey Hamady, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement.

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
10.1
Sales Agreement, dated as of February 26, 2026, by and among NuScale Power Corporation and UBS Securities LLC, B. Riley Securities, Inc., Canaccord Genuity LLC and Tuohy Brothers Investment Research, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on February 26, 2026)

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

NuScale Power Corporation

Date	By:	/s/ John Hopkins
May 7, 2026	Name:	John Hopkins
	Title:	Chief Executive Officer

Date	By:	/s/ Robert Ramsey Hamady
May 7, 2026	Name	Robert Ramsey Hamady
	Title:	Chief Financial Officer