Form 10-Q
period 2026-06-30
NUSCALE POWER Corp
filed 2026-08-05
CIK 1822966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 410,389,522 Class A common shares, $0.0001 par value, and 19,333,750 Class B common shares, $0.0001 par value, outstanding as of July 30, 2026.

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
•developments and projections relating to our partners, competitors and industry, including our expectations for the RoPower Doicești power project (as defined and described below) and the collaboration between ENTRA1 and Tennessee Valley Authority;
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

Important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, include, but are not limited to, the following: our ability to enter into binding contracts with customers to deliver NPMs; the ability of our customers to secure funding; competition from other nuclear reactor technologies; delays in the development and manufacturing of NPMs and related technology; the possibility that we may continue to incur losses in the future and may not be able to achieve or maintain profitability; the cost of electricity generated from nuclear power sources, including those that deploy our NPMs may not be cost competitive; the market for SMRs is not yet established and may not achieve growth as expected; our dependence on our relationships with ENTRA1 and other strategic investors and partners; risks related to the PMA; our ability to manage our growth effectively; our need for additional funding in the future; our partners’ and potential customers’ ability to secure funding; manufacturing and construction issues, including that our supply base is constrained; the politically sensitive environment we are operating in and the public perception of nuclear energy; our dependence on senior management and other highly skilled personnel; our ability to obtain design approvals internationally; our customers’ ability to obtain required regulatory approvals on a timely basis or at all; compliance with environmental laws and evolving government laws and regulations; the impact of changing trade policies and new or increased tariffs; risks related to cybersecurity; changes in tax laws; our ability to protect our intellectual property; the price of our Class A common stock may be volatile; additional sales of our common stock or exercise of our options could result in dilution to our stockholders; NuScale LLC being treated as a corporation for U.S. federal income tax or state tax purposes; requirements under the Tax Receivable Agreement; we have and may in the future be subject to short selling strategies; we have and may in the future become involved in litigation; and other factors and uncertainties as are described in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”). If one or more of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we currently consider immaterial, or which are unknown. It is not possible to predict or identify all such risks. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. No person should take any statement regarding past trends or activities as a representation that the trends or activities will continue in the future and are cautioned not to place undue reliance on the forward-looking statements included in this Form 10-Q.

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

Part I - Financial Information
Item 1. Financial Statements
NuScale Power Corporation
Condensed Consolidated Balance Sheet (Unaudited)

(in thousands, except share and per share amounts)	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$766,460	$836,417
Short-term investments	305,688	417,800
Restricted cash	5,100	5,100
Prepaid expenses	10,654	4,877
Accounts and other receivables, net (2025 - $5,452 from related party)	13,190	8,378
Total current assets	1,101,092	1,272,572
Property, plant and equipment, net	3,323	1,924
In-process research and development	16,900	16,900
Intangible assets, net	438	527
Goodwill	8,255	8,255
Long-lead material work in process	68,553	63,767
Investments	820,849	32,954
Other assets	29,783	15,613
Total Assets	$2,049,193	$1,412,512
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$19,764	$286,515
Accrued compensation	8,308	8,280
Other accrued liabilities	756	648
Deferred revenue	240	613
Total current liabilities	29,068	296,056
Noncurrent liabilities	5,955	2,570
Deferred revenue	513	335
Total Liabilities	35,536	298,961
Stockholders’ Equity
Class A common stock, par value $0.0001 per share, 662,000,000 shares authorized, 410,367,790 and 318,480,601 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	41	32
Class B common stock, par value $0.0001 per share, 179,000,000 shares authorized, 19,333,750 and 19,413,185 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	2,885,691	1,901,678
Accumulated deficit	(824,425)	(732,871)
Total Stockholders’ Equity Excluding Noncontrolling Interests	2,061,309	1,168,841
Noncontrolling interests	(47,652)	(55,290)
Total Stockholders' Equity	2,013,657	1,113,551
Total Liabilities and Stockholders' Equity	$2,049,193	$1,412,512
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenue (2025 - $7,431 and $14,700 from related party)	$75	$8,054	$640	$21,429
Cost of sales	(227)	(6,273)	(771)	(12,646)
Gross Margin	(152)	1,781	(131)	8,783
Research and development expenses	18,429	11,802	31,234	20,933
General and administrative expenses	26,875	22,523	51,714	45,787
Other expenses	18,547	10,538	38,448	20,472
Loss From Operations	(64,003)	(43,082)	(121,527)	(78,409)
Sponsored cost share	—	21	4	84
Investment income	13,940	5,452	24,775	10,663
Loss Before Income Taxes	(50,063)	(37,609)	(96,748)	(67,662)
Foreign income taxes	—	—	—	342
Net Loss	(50,063)	(37,609)	(96,748)	(68,004)
Net loss attributable to noncontrolling interests	(2,524)	(19,968)	(5,194)	(36,358)
Net Loss Attributable to Class A Common Stockholders	$(47,539)	$(17,641)	$(91,554)	$(31,646)

Loss per Share of Class A Common Stock:
Basic and Diluted	$(0.13)	$(0.13)	$(0.27)	$(0.24)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	364,523,356	133,417,743	342,241,824	130,583,744
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at March 31, 2026	323,741	$32	19,376	$2	$1,943,726	$(776,886)	$(56,977)	$1,109,897
Equity-based compensation expense	—	—	—	—	6,513	—	—	6,513
Exercise of common share options and vested RSUs	17	—	—	—	96	—	—	96
Issuance of Class A common stock	86,568	9	—	—	947,205	—	—	947,214
Exchange of combined interests for Class A common stock	42	—	(42)	—	—	—	—	—
Rebalancing of ownership percentage between controlling and the noncontrolling interests	—	—	—	—	(11,849)	—	11,849	—
Net loss	—	—	—	—	—	(47,539)	(2,524)	(50,063)
Balances at June 30, 2026	410,368	$41	19,334	$2	$2,885,691	$(824,425)	$(47,652)	$2,013,657

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2025	318,480	$32	19,414	$2	$1,901,678	$(732,871)	$(55,290)	$1,113,551
Equity-based compensation expense	—	—	—	—	11,752	—	—	11,752
Exercise of common share options and vested RSUs	2,081	—	—	—	627	—	—	627
Issuance of Class A common stock	89,727	9	—	—	984,466	—	—	984,475
Exchange of combined interests for Class A common stock	80	—	(80)	—	—	—	—	—
Rebalancing of ownership percentage between controlling and the noncontrolling interests	—	—	—	—	(12,832)	—	12,832	—
Net loss	—	—	—	—	—	(91,554)	(5,194)	(96,748)
Balances at June 30, 2026	410,368	$41	19,334	$2	$2,885,691	$(824,425)	$(47,652)	$2,013,657

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at March 31,2025	133,031	$13	151,007	$15	$1,095,062	$(391,082)	$(174,522)	$529,486
Equity-based compensation expense	—	—	—	—	5,239	—	—	5,239
Exercise of common share options and vested RSUs	699	—	—	—	1,746	—	—	1,746
Exchange of combined interests for Class A common stock	23	—	(23)	—	—	—	—	—
Rebalancing of ownership percentage between controlling and the noncontrolling interests	—	—	—	—	(481)	—	481	—
Net loss	—	—	—	—	—	(17,641)	(19,968)	(37,609)
Balances at June 30, 2025	133,753	$13	150,984	$15	$1,101,566	$(408,723)	$(194,009)	$498,862

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	122,842	$12	154,255	$15	$995,745	$(377,077)	$(165,575)	$453,120
Equity-based compensation expense	—	—	—	—	9,697	—	—	9,697
Exercise of common share options and vested RSUs	3,091	—	—	—	4,708	—	—	4,708
Issuance of Class A common stock	4,549	1	—	—	99,756	—	—	99,757
Exchange of combined interests for Class A common stock	3,271	—	(3,271)	—	—	—	—	—
Rebalancing of ownership percentage between controlling and the noncontrolling interests	—	—	—	—	(8,340)	—	8,340	—
Foreign income tax accrual to noncontrolling interests	—	—	—	—	—	—	(416)	(416)
Net loss	—	—	—	—	—	(31,646)	(36,358)	(68,004)
Balances at June 30, 2025	133,753	$13	150,984	$15	$1,101,566	$(408,723)	$(194,009)	$498,862
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)	Six Months Ended June 30,
	2026	2025
OPERATING CASH FLOW
Net Loss	$(96,748)	$(68,004)
Adjustments to reconcile net loss to operating cash flow:
Depreciation and amortization	643	618
Equity-based compensation expense	11,752	9,697
Disposal of property, plant and equipment	—	46
Other changes in assets and liabilities:
Prepaid expenses and other assets	(10,856)	(600)
Accounts and other receivables (2025 - $979 from related party)	(5,578)	8,310
Long-lead material work in process	(4,786)	(20,959)
Long-lead material liability	—	(4)
Accounts payable and accrued expenses	(268,201)	16,222
Net change in right of use assets and lease liabilities	315	(103)
Deferred revenue	571	(300)
Accrued compensation	28	(1,030)
Net Cash Used in Operating Activities	(372,860)	(56,107)

INVESTING CASH FLOW
Proceeds from sale of short-term investments	629,800	20,000
Proceeds from sale of investments	17,553	—
Purchase of short-term investments	(472,707)	(103,051)
Purchase of investments	(850,429)	(69,168)
Purchase of property, plant and equipment	(1,953)	—
Net Cash Used in Investing Activities	(677,736)	(152,219)

FINANCING CASH FLOW
Proceeds from the issuance of common stock, net of issuance fees	984,475	99,757
Proceeds from exercise of common share options	627	4,708
Net Cash Provided by Financing Activities	985,102	104,465

Net Change in Cash, Cash Equivalents and Restricted Cash	(65,494)	(103,861)
Cash, cash equivalents and restricted cash:
Beginning of period	841,517	406,656
End of period	$776,023	$302,795
Summary of Noncash Investing and Financing Activities:
Investments that converted into short-term investments	$44,981	$—
Accrued foreign income tax withholding to noncontrolling interests	—	416
Supplemental disclosures of cash flow information:
Foreign income taxes paid	$—	$1,600
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
Operations

NuScale is commercializing a modular, scalable electric Light Water Reactor nuclear power plant with 77 MWe (gross) NPMs, using exclusive rights to a nuclear power plant design obtained from Oregon State University. In the future the Company also plans to generate revenue by providing critical pre- and post-commercial operation date services, such as start-up and testing and nuclear fuel and refueling services, over the life cycle of each power plant. However, at the Company’s current stage, all significant revenue generated to date arises from engineering and licensing fees and services provided to potential customers, with the end goal of selling NPMs. The following dates represent key milestones in the development of this technology:
•December 2016: DCA completed for 50 MWe design;
•March 2017: DCA for 50 MWe design accepted for review by the NRC;
•August 2020: NRC issued the FSER and SDA for 50 MWe design;
•July 2023: SDA Application and associated licensing topical reports for 77 MWe design accepted for formal review by the NRC; and
•May 2025: NRC finalized their review and approved the SDA for 77 MWe design.
The FSER represented the NRC’s completion of its technical review and approval of the NuScale SMR design. Now that the NRC has also approved the SDA, customers are able to proceed with plans to develop NuScale power plants and file applications seeking permission to build and operate an SMR in the United States that utilizes the 77 MWe-per-module NPM design.

The Company has entered into a series of agreements, whereby ENTRA1 is NuScale’s exclusive global strategic partner for the commercialization and development of power plants utilizing NPMs. ENTRA1 is also considered a prospective customer as the Company is a key supplier for the sale and installation of NPMs on future ENTRA1 energy projects.

The Company’s activities are subject to significant risks and uncertainties, including our ability to enter into binding contracts with customers to deliver NPMs and our need to continue to secure funding to sustain operations until we reach commercialization and obtain customers.
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

Cash in the amount of $5,100 at June 30, 2026 and December 31, 2025 is restricted as collateral for the letter of credit associated with the Release Agreement with CFPP LLC, and is identified as Restricted cash in the condensed consolidated balance sheet. Further, at June 30, 2026, a second letter of credit was required for the Houston facility lease, which is collateralized by restricted cash of $4,463, that is included in Other assets on the condensed consolidated balance sheet. The restricted cash plus cash and cash equivalents on the condensed consolidated balance sheet equals cash, cash equivalents and restricted cash, as reflected in the condensed consolidated statements of cash flows.
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

On March 6, 2026, the Company executed a lease agreement for an office facility in Houston, Texas, that requires the Company to enter into a letter of credit in the amount of $4,250 on behalf of the landlord. During the six months ended June 30, 2026, the Company executed this letter of credit. Further, as part of this lease agreement, the landlord has provided an incentive allowance in the amount of $2,875 that the Company will use to make improvements which will be capitalized as Leasehold improvements and included in Property, plant and equipment on the condensed consolidated balance sheet.
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

Recent Accounting Pronouncements

In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets ASU 2025-05. The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for annual periods beginning for the fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. The Company has elected to adopt the practical expedient for the six months ended June 30, 2026, which did not have a material impact on its condensed consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027 and for interim reporting periods beginning in that fiscal year. The Company is currently evaluating the impact that this update will have on the condensed consolidated financial statements.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments are intended to improve the navigability of the interim reporting guidance in ASC 270 and clarify when it applies. The guidance addresses the form and content of financial statements, adds lists of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that this update will have on our condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements ("ASU 2025-12"). ASU 2025-12 addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that this update will have on our condensed consolidated financial statements.
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

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
Controlling and Noncontrolling Interests	2026	2025	2026	2025
NuScale Corp Class A common stock
Beginning of period	323,741,458	133,031,072	318,480,601	122,842,474
Exchange of combined interests for Class A common stock	41,621	22,922	79,435	3,271,214
Issuance of Class A common stock	86,568,060	—	89,727,165	4,548,127
RSUs vested and exercise of options	16,651	699,456	2,080,589	3,091,635
End of period	410,367,790	133,753,450	410,367,790	133,753,450

NuScale LLC Class B Units (NCI)
Beginning of period	19,375,371	151,006,371	19,413,185	154,254,663
Exchange of combined interests for Class A common stock	(41,621)	(22,922)	(79,435)	(3,271,214)
End of period	19,333,750	150,983,449	19,333,750	150,983,449

Total
Beginning of period	343,116,829	284,037,443	337,893,786	277,097,137
Issuance of Class A common stock	86,568,060	—	89,727,165	4,548,127
RSUs vested and exercise of options	16,651	699,456	2,080,589	3,091,635
End of period	429,701,540	284,736,899	429,701,540	284,736,899
The ownership percentages of the controlling and noncontrolling interests are as follows:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2026	2025	2026	2025
NuScale Corp Class A common stock
Beginning of period	94.4%	46.8%	94.3%	44.3%
End of period	95.5%	47.0%	95.5%	47.0%

NuScale LLC Class B Units (NCI)
Beginning of period	5.6%	53.2%	5.7%	55.7%
End of period	4.5%	53.0%	4.5%	53.0%

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

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to Class A common stockholders	$(47,539)	$(17,641)	$(91,554)	$(31,646)
Weighted-average shares for basic and diluted loss per share	364,523,356	133,417,743	342,241,824	130,583,744
Basic and Diluted loss per share of Class A common stock	$(0.13)	$(0.13)	$(0.27)	$(0.24)
Anti-dilutive securities excluded from shares outstanding:
Shares of Class B common stock	19,333,750	150,983,449	19,333,750	150,983,449
Stock options	4,496,162	5,199,984	4,496,162	5,199,984
Time-based RSUs	4,940,900	4,493,419	4,940,900	4,493,419
Total	28,770,812	160,676,852	28,770,812	160,676,852

On February 26, 2026, NuScale entered into a sales agreement (the “2026 Sales Agreement”) with UBS Securities LLC, B. Riley Securities, Inc., Canaccord Genuity LLC and Tuohy Brothers Investment Research, Inc. as sales agents under which the Company may offer and sell shares of our Class A common stock, having an aggregate sales price of up to $1,000,000 (the “2026 ATM Program”).

During the three months ended June 30, 2026, the Company issued and sold 86,568,060 shares of Class A common stock for the gross and net proceeds of $962,068 and $947,214, respectively, with a weighted average price of $11.11 per share. During the six months ended June 30, 2026, the Company issued and sold 89,727,165 shares of Class A common stock for the gross and net proceeds of $1,000,000 and $984,475, respectively, with a weighted average price of $11.14 per share before completing the 2026 ATM Program in June.

On November 8, 2024, NuScale entered into a sales agreement with TD Securities (USA) LLC, UBS Securities LLC, B. Riley Securities, Inc. and Canaccord Genuity LLC as sales agents under which the Company may offer and sell shares of our Class A common stock, having an aggregate sales price of up to $200,000 (“ATM Program”). During the six months ended June 30, 2025, the Company issued and sold 4,548,127 shares of Class A common stock for the gross and net proceeds of $102,416 and $99,757, respectively, with a weighted average price of $22.68 per share, while no such sales were executed during the three months ended June 30, 2025. NuScale completed sales under the ATM Program in August 2025.
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

The carrying amount of certain financial instruments, including deposits, accounts payable and accrued expenses, approximates fair value due to their short maturities. Our cash equivalents consist of money market funds denominated in U.S. dollars, while our Short-term investments consist of certificates of deposit (“CDs”), United States treasury bills (“Treasury Bills”) and corporate bonds and paper issued by major United States (“U.S.”) and Canadian banks, as well as U.S. publicly traded companies (“Corporate Bonds and Paper”). Our Investments include United States Government Mortgage-backed Securities (“U.S. Government Securities”), Treasury Bills and Corporate Bonds and Paper. The U.S. Government Securities, Treasury Bills, CDs and Corporate Bonds and Paper are all rated A or above and are classified as held-to-maturity and carried at amortized cost, as the Company has the intent and the ability to hold them until they mature. The carrying values of the Company’s Short-term investments and Investments are adjusted for accretion of discounts over the remaining life of the investment, while interest or investment income are recognized in investment income in the Company’s condensed consolidated statement of operations. All of the Company’s Short-term investments and Investments were valued using quoted prices for identical instruments in other markets.

In determining the allowance for expected credit losses under ASC 326, Credit Losses, the credit quality and collectability of each class of financial assets are evaluated. For our U.S. Government Securities, Treasury Bills, CDs and Corporate Bonds and Paper, based on the maturity of the instruments and the strong credit ratings and historical performance of the counterparty, analysis indicates a minimal probability of default, and therefore, the expected credit loss is considered to be negligible.

The following table represents the Company’s financial assets measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025:

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

	Amortized Cost Basis	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money Market Accounts	$428,287	$428,287	$—	$—	$428,287
Short-term Investments:
CDs	252,000	—	251,996	—	251,996
Treasury Bills	9,975	—	9,975	—	9,975
Corporate Bonds and Paper	43,713	—	43,664	—	43,664
Investments:
U.S. Government Securities	169,437	—	169,070	—	169,070
Treasury Bills	129,940	—	129,652	—	129,652
Corporate Bonds and Paper	521,472	—	519,979	—	519,979
Total as of June 30, 2026	$1,554,824	$428,287	$1,124,336	$—	$1,552,623

	Amortized Cost Basis	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total
Cash Equivalents:
CDs	$255,000	$—	$255,093	$—	$255,093
Money Market Accounts	402,909	402,909	—	—	402,909
Short-term Investments:
CDs	417,800	—	418,374	—	418,374
Investments:
U.S. Government Securities	5,865	—	5,862	—	5,862
Corporate Bonds	27,089	—	27,096	—	27,096
Total as of December 31, 2025	$1,108,663	$402,909	$706,425	$—	$1,109,334
5.Accounts and Other Receivables
Accounts and other receivables, net include reimbursement requests outstanding from the cost share awards, interest receivable and commercial accounts receivable. The cost share reimbursement requests are recognized as eligible costs are incurred. Reimbursement under the awards is recognized as award funds are obligated and is included in Sponsored cost share in the condensed consolidated statement of operations. Interest receivable of $8,880 and $2,109 was outstanding at June 30, 2026 and December 31, 2025, respectively.

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

As of June 30, 2026 and December 31, 2025, the Company had no allowance for credit losses.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
6.Leases
The Company recognizes right-of-use assets and lease liabilities for leases with terms greater than 12 months. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. As of June 30, 2026 and December 31, 2025, the Company has only operating leases.
Information related to right-of-use assets and lease liabilities follows:

Lease Assets/Liabilities	Balance Sheet Classification	June 30,	December 31,
		2026	2025
Right-of-use Assets
Operating lease assets	Other assets	$6,255	$1,628
Total right-of-use assets		$6,255	$1,628

Lease Liabilities
Operating lease liabilities, current	Other accrued liabilities	$756	$648
Operating lease liabilities, noncurrent	Noncurrent liabilities	5,936	1,102
Total lease liabilities		$6,692	$1,750

	June 30,	December 31,
Supplemental Lease Information	2026	2025
Right-of-use assets obtained in exchange for new operating leases	$5,174	$—
Weighted-average remaining lease term – operating leases	6.28 years	2.20 years
Weighted average discount rate-operating leases	4.84%	4.99%
The remaining lease payments under the Company’s leases follows:

Future Annual Payments	Operating Leases
2026	$366
2027	1,084
2028	1,411
2029	1,648
2030	1,662
Remaining Years	5,446
Total lease payments	11,617
Less: imputed interest	(2,050)
Less: lease incentive allowance	(2,875)
Present value of lease liabilities	$6,692
Lease expense for the three months ended June 30, 2026 and 2025 totaled $426 and $357, respectively, of which $414 and $345, respectively, consist of operating lease costs. Lease expense for the six months ended June 30, 2026 and 2025 totaled $697 and $713, respectively, of which $673 and $690, respectively, consist of operating lease costs. The difference accounts for short-term lease costs.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
7.Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	June 30, 2026	December 31, 2025
Furniture and fixtures	$27	$27
Office and computer equipment	6,805	5,224
Software	11,762	11,698
Operations equipment	1,165	1,165
Leasehold improvements	489	489
	20,248	18,603
Less: Accumulated depreciation	(17,294)	(16,740)
Add: Assets under development	369	61
Net property, plant and equipment	$3,323	$1,924

Depreciation of property, plant and equipment for the three months ended June 30, 2026 and 2025 was $289 and $260, respectively. Of these amounts, $66 and $223 is included in G&A expenses and Other expense, respectively, for the 2026 fiscal year and $59 and $201, respectively, for the 2025 fiscal year.
Depreciation of property, plant and equipment for the six months ended June 30, 2026 and 2025 was $554 and $529, respectively. Of these amounts, $116 and $438 is included in G&A expenses and Other expense, respectively, for the 2026 fiscal year and $120 and $409, respectively, for the 2025 fiscal year.
8.Long-Lead Material Work In Process
The Company has continued to advance its investment into LLM, which represents in-process inventory recorded at cost and is identified as Long-lead material work in process on the condensed consolidated balance sheet in the amount of $68,553 and $63,767 as of June 30, 2026 and December 31, 2025, respectively. Costs included in the LLM relate to materials essential to the manufacturing of the NPM sourced from Doosan Enerbility Co., Ltd. (“Doosan”). Doosan is a global leader in power generation and energy solutions recognized as a world-class supplier of nuclear power plant equipment. The LLM from Doosan includes raw materials required for heavy forging, steam generator tubes and weld material, as well as manufacturing costs to melt, apply heat treatment and machine the raw materials.
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

In 2025, the criteria for triggering payment of Milestone Contribution 1 was achieved, as ENTRA1 entered into a non-binding agreement relating to 72 NPMs. As such, we incurred an expense of $507,393, with $247,509 being settled in 2025 and $259,884 settled during the six months ended June 30, 2026. While the Company is subject to future payments in relation to Milestone Contribution 2 and Milestone Contribution 3, the criteria to record such liability has not been met yet, and the Company does not have an accrued PMA liability as of June 30, 2026.
10.Segment Information

The Company presently operates in one business segment, the commercialization of a modular, scalable electric Light Water Reactor nuclear power plant, with 77 MWe (gross) NPMs. In the future the Company also plans to generate revenue by providing critical services, such as start-up and testing and nuclear fuel and refueling services, over the life cycle of each power plant. However, at the Company’s current stage, all significant revenue generated to date arises from engineering and licensing fees and services provided to potential customers, with the end goal of selling NPMs.

The Company has determined that its Chief Executive Officer (“CEO”), Chief Commercial Officer (“CCO”) and Chief Financial Officer (“CFO”) are its chief operating decision makers (the “CODMs”). During the three and six months ended June 30, 2026 and 2025, the CODMs made decisions on resource allocation, assessed performance of the business and monitored budget versus actual results using Net loss, which is provided in the accompanying condensed consolidated statements of operations. These measures are used to allocate resources for business activities on a consolidated basis as the Company operates in one reportable segment. The Company does not use a measure of segment assets in its decision making. When evaluating how to allocate resources, CODMs primarily focus on Labor costs, which are the significant expenses within Loss from operations and Net loss. Labor costs, which include salaries and wages and equity-based compensation, totaled $16,974 and $20,055 for the three months ended June 30, 2026 and 2025, respectively, while Labor costs totaled $34,918 and $37,758 for the six months ended June 30, 2026 and 2025, respectively. Labor costs are included in all three of the Company’s operating expense line items on the condensed consolidated statements of operations.
11.Revenue
The following table presents our revenue disaggregated into categories based on the nature of such revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue Categories	2026	2025	2026	2025
Power Plant and NPM related services	$(175)	$7,435	$312	$20,404
Energy Exploration Centers	250	551	328	923
Other	—	68	—	102
Total	$75	$8,054	$640	$21,429

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
During June 2026, the Company reached an agreement with Fluor regarding the price of certain services provided to Fluor during the Fluor FEED Phase 2 engineering contract. This resulted in a net reduction of revenue and accounts receivable in the amount of $175, resulting in a negative gross margin for the three and six months ended June 30, 2026.
12.Employee Benefits

The Company sponsors a defined contribution 401(k) Plan with contributions to be made at the sole discretion of management. Under the provisions of the 401(k) Plan, the Company matches the employees’ contributions for the first 3% of compensation and matches 50% of the employees’ contributions for the next 2% of compensation. The expense recorded for the 401(k) Plan was $497 and $365 for the three months ended June 30, 2026 and 2025, respectively, while for the six months ended June 30, 2026 and 2025, the Company expensed $1,256 and $1,025, respectively.
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

The effective tax rate was 0% for the three and six months ended June 30, 2026 and 2025. The effective income tax rate for the three and six months ended June 30, 2026 differed significantly from the statutory rates, primarily due to the losses and the recognition of a valuation allowance as a result of the Company’s new tax structure following the Transaction.

During the three and six months ended June 30, 2026, the Company incurred no income tax. During the three and six months ended June 30, 2025, the Company incurred no domestic income tax, but did incur $342 in foreign withholding tax expense in the country of Romania during the six months ended June 30, 2025.

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at NuScale Corp as of June 30, 2026, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

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
14.Equity-Based Compensation

Time-based RSUs

During the six months ended June 30, 2026, the Company’s Board of Directors (the “Board”) granted 2,898,484 employee time-based RSU awards for an aggregate value of $37,379, while during the same period in the prior year, 1,576,743 RSUs with an aggregate value of $28,009 were granted to employees. The awards vest one-third annually from the grant date. During the six months ended June 30, 2026, 1,920,004 RSUs vested with shares of Class A common stock issued.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
15.Related Party Transactions
From time to time, NuScale enters into contracts with Fluor, formerly a related party, whereby Fluor or the Company perform services for one another. As of June 30, 2026, Fluor has divested all shares of NuScale Class A common stock and is no longer considered a related party.

During the three months ended March 31, 2026, Fluor was still considered a related party, however, no revenue was earned from Fluor. For the three and six months ended June 30, 2025, Fluor accounted for $7,431 and $14,700, respectively, or 92% and 69% of the Company’s revenue. At December 31, 2025, Fluor owed the Company $5,452, which is included in Accounts and other receivables, net, on the condensed consolidated balance sheet.
16.Commitments and Contingencies
Legal Proceedings
In the regular course of business, the Company is involved in various legal proceedings and claims incidental to the normal course of business.

On February 18, 2026, a shareholder lawsuit was filed in the U.S. District Court for the District of Oregon, Portland Division, against the Company, John Hopkins, Ramsey Hamady and Fluor Corporation, and on July 10, 2026, an amended complaint was filed in this lawsuit adding Alan Boeckmann, Jim Breuer, Alvin Collins, ENTRA1 Energy, LLC and Wadie J. Habboush as additional defendants. The amended complaint in the lawsuit, Truedson v. NuScale Power Corporation, et al. (Case No. 26-cv-00328) (the “Truedson Class Action”), asserts claims under federal securities laws that the defendants made false and misleading statements and failed to disclose material facts, relating to ENTRA1’s experience, qualifications and capabilities as a developer of nuclear power plants, and further asserts that Fluor and certain individual defendants are controlling persons within the meaning of federal securities laws, and that Fluor sold securities while in possession of material, non-public information in violation of Section 20A of the Securities Exchange Act of 1934. The plaintiff in the lawsuit seeks to represent a class of persons that purchased shares of the Company’s Class A common stock between March 3, 2025, and November 6, 2025, and seeks unspecified damages, attorneys’ fees and other relief. The Court has set a deadline of until September 8, 2026 for the defendants to move to dismiss, answer, or otherwise respond to the amended complaint. The Company is unable to estimate the potential loss or range of loss, if any, associated with the lawsuit, which could materially and adversely impact its business, financial condition or results of operations.

On March 24, 2026, a purported shareholder of the Company filed a derivate lawsuit in U.S. District Court for the District of Oregon, Portland Division, against certain of the Company’s officers and directors, namely John Hopkins, Alan Boeckmann, Bum-Jin Chung, Alvin Collins, Shinji Fujino, Kent Kresa, Diana Walters and Kimberly Warnica, and the Company, as the nominal defendant. The lawsuit, Albert Leigh, derivatively on behalf of NuScale Power Corporation v. John Hopkins, Robert Hamady, et al. (Case No. 3-26) is based on substantially the same factual allegations as the Truedson Class Action case and asserts claims against the individual defendants for alleged breaches of their fiduciary duties as officers and directors of the Company, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and, against defendants Hopkins and Hamady, for contribution under Sections 10(b) and 21D of the Exchange Act. On June 5, 2026, the Court entered a stipulated motion to stay this case until final resolution of the Truedson Class Action, and the exhaustion of any and all appeals therefrom. The Company is unable to estimate the potential loss or range of loss, if any, associated with the lawsuit, which could materially and adversely impact its business, financial condition or results of operations.

Cash Obligations and Commitments

Under the Release Agreement, the Company is required to have credit support to fund the amount of its potential reimbursement of demobilization and wind down costs with CFPP LLC. This account is identified as Restricted cash in the amount of $5,100 on the accompanying condensed consolidated balance sheet and acts as collateral for the $5,000 letter of credit outstanding at June 30, 2026.

Further, as described in Note 2, the Company executed a letter of credit associated with the Houston facility lease in the amount of $4,250, which is collateralized by restricted cash in the amount of $4,463. The future cash payments associated with this lease have been included in the commitments table below.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
In 2023, NuScale entered into a sales and marketing agreement with ENTRA1, which was amended effective as of January 1, 2025, to increase the Company’s annual commitment to $34,800 for services provided ratably over the course of the year. This sale and marketing agreement automatically renews for successive one-year periods, unless terminated by either party upon six months’ prior notice.

On August 27, 2025, NuScale LLC and ENTRA1 executed the PMA, in furtherance of business development and project development activities supported by ENTRA1. Under the PMA, the Company is required to make Milestone Contributions to ENTRA1 under certain circumstances (see Note 9 for more information). While the Company might be subject to future payments in relation to Milestone Contribution 2 and or Milestone Contribution 3, the criteria to record such liability has not been met yet, and the Company does not have an accrued PMA liability as of June 30, 2026.

In July, the Company executed supply chain readiness and design contracts with Paragon Energy Solutions totaling $25,815. These contracts will complement the Company’s offering by designing and developing the Highly Integrated Protection System that will be utilized with our NPM and are included in our commitments schedule below.

The following table sets forth the principal cash obligations and commitments that the Company has entered into, assuming no renewals thereafter.

		Payments Due By Year
	Total	2026	2027	2028	2029	2030	Thereafter
Materials purchase commitments - LLM	$41,938	$—	$41,938	$—	$—	$—	$—
Supply chain readiness and manufacturing	7,671	2,056	5,149	466	—	—	—
Services commitments - Other	54,957	20,068	22,607	12,282	—	—	—
PMA contributions	—	—	—	—	—	—	—
Sales and marketing agreements	52,200	17,400	34,800	—	—	—	—
Lease commitments	11,617	366	1,084	1,411	1,648	1,662	5,446
Total	$168,383	$39,890	$105,578	$14,159	$1,648	$1,662	$5,446

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of NuScale Corp should be read together with our financial statements as of and for the years ended December 31, 2025, 2024 and 2023 , including as may be found in the Company’s 2025 Annual Report on Form 10-K, and our unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 and 2025, together with related notes thereto. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties, including, but not limited to, those described under the sections entitled “Risk Factors” in our 2025 Annual Report on Form 10-K. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. As used herein, “NuScale,” the “Company,” “us,” “our” or “we” refer to NuScale Corp, together with its consolidated subsidiaries.
Overview

Our mission is to provide scalable advanced nuclear technology to produce electricity, heat and clean water to improve the quality of life for people around the world. We are commercializing a modular, scalable electric Light Water Reactor nuclear power plant that we believe will deliver safer, scalable, cost-effective and reliable carbon free power. Our core technology, the NPM, can generate 77 MWe, with a focus on the integration of components, simplification or elimination of systems and use of passive safety features. We believe that this results in a safe and highly reliable power plant suitable to be sited close to where electricity, water desalinization, hydrogen production or process heat is needed.

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
Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue (2025 - $7,431 and $14,700 from related party)	$75	$8,054	$640	$21,429
Cost of sales	(227)	(6,273)	(771)	(12,646)
Gross Margin	(152)	1,781	(131)	8,783
Research and development expenses	18,429	11,802	31,234	20,933
General and administrative expenses	26,875	22,523	51,714	45,787
Other expenses	18,547	10,538	38,448	20,472
Loss From Operations	(64,003)	(43,082)	(121,527)	(78,409)
Sponsored cost share	—	21	4	84
Investment income	13,940	5,452	24,775	10,663
Loss Before Income Taxes	(50,063)	(37,609)	(96,748)	(67,662)
Foreign income taxes	—	—	—	342
Net Loss	$(50,063)	$(37,609)	$(96,748)	$(68,004)
Comparison of the Three Months Ended June 30, 2026 and 2025

Revenue
Revenue decreased by $8.0 million during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to the revenue recognized from the work associated with the Fluor FEED Phase 2 engineering services in support of the RoPower project, which was completed in late 2025, with no comparable activity in 2026. Further, during June 2026, the Company reached an agreement with Fluor regarding the price of certain services provided to Fluor during the Fluor FEED Phase 2 engineering contract. This resulted in a net reduction of revenue and accounts receivable in the amount of $176, resulting in a negative gross margin for the three months ended June 30, 2026.

Cost of Sales
Cost of sales decreased $6.0 million during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to the completion of the work associated with the Fluor FEED Phase 2 engineering services in support of the RoPower project in late 2025.

Research and Development
R&D expenses increased $6.6 million during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily as a result of $7.1 million higher costs associated with the Company’s increased activities to advance the technological readiness and design maturity of our NPM components, partially offset by $0.6 million in lower regulatory costs as we received SDA approval in May 2025.

General and Administrative
G&A expenses increased $4.4 million during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to $1.2 million of higher equity-based compensation and personnel costs due to increased headcount and $3.9 million of higher organizational costs, partially offset by $1.0 million of lower legal fees now that the initial costs associated with becoming a large accelerated filer have passed.

Other Expenses
Other expenses increased by $8.0 million during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to (a) the Company’s engineers and project personnel working on fewer commercial projects than in the prior year, resulting in the lower allocation to Cost of sales described above and (b) higher other compensation costs incurred as we have ramped up the resources supporting supply chain readiness and the delivery of future commercial projects.

Investment Income
Investment income increased $8.5 million during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily as a result of the Company’s stronger cash position and higher investments in cash equivalents, Short-term investments and Investments.
Comparison of the Six Months Ended June 30, 2026 and 2025

Revenue
Revenue decreased $20.8 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to the revenue recognized from the RoPower technology license agreement (“TLA”) completed during the first three months of 2025 as well as the work associated with the Fluor FEED Phase 2 engineering services in support of the RoPower project, which was completed in late 2025, with no comparable activity in 2026. Further, during June 2026, the Company reached an agreement with Fluor regarding the price of certain services provided to Fluor during the Fluor FEED Phase 2 engineering contract and which resulted in the reduction of revenue and accounts receivable in the amount of $176, resulting in a negative gross margin for the six months ended June 30, 2026..

Cost of Sales
Cost of sales decreased $11.9 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to the completion of the work associated with the Fluor FEED Phase 2 engineering services in support of the RoPower project in late 2025.

Research and Development
R&D expenses increased $10.3 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily as a result of $12.8 million higher costs associated with the Company’s increased activities to advance the technological readiness and design maturity of our NPM components, partially offset by $2.7 million in lower regulatory costs as we received SDA approval in May 2025.

General and Administrative
G&A expenses increased $5.9 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 primarily due to $3.1 million of higher equity-based compensation and personnel costs due to increased headcount and $3.9 million of higher organizational costs, partially offset by $1.4 million of lower legal fees now that the initial costs associated with becoming a large accelerated filer have passed.

Other
Other expenses increased by $18.0 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to (a) the Company’s engineers and project personnel working on fewer commercial projects than in the prior year, resulting in the lower allocation to Cost of sales described above and (b) higher other compensation costs incurred as we have ramped up the resources supporting supply chain readiness and the delivery of future commercial projects.

Investment Income
The increase of $14.1 million in investment income reflects the Company’s stronger cash position which resulted in higher investments in interest bearing cash equivalents, Short-term investments and Investments during the six months ended June 30, 2026.
Liquidity and Capital Resources
On February 26, 2026, NuScale entered into a sales agreement with UBS Securities LLC, B. Riley Securities, Inc., Canaccord Genuity LLC and Tuohy Brothers Investment Research, Inc. as sales agents under which the Company may offer and sell shares of our Class A common stock, having an aggregate sales price of up to $1,000,000 (the “2026 ATM Program”).

During the six months ended June 30, 2026, the Company issued and sold 89,727,165 shares of Class A common stock for the gross and net proceeds of $1.0 billion and $984.5 million, respectively, with a weighted average price of $11.14 per share before completing the ATM Program in June 2026.

Since NuScale’s inception, we have incurred significant operating losses and have an accumulated deficit of $824.4 million, with negative operating cash flows. As of June 30, 2026, we had Cash and cash equivalents of $766.5 million, Short-term investments of $305.7 million and Investments of $820.8 million, with no debt. Historically, our primary sources of cash included sales under the ATM Programs, investment capital, and DOE and other government sponsored cost share agreements to support the advancement of our SMR technology both domestically and abroad. As we transition from research and development to the commercialization of our technology, we are focusing on commercial contracts that generate revenue and are investing in activities that advance the production of our NPMs. During the year ended December 31, 2024, we executed two revenue generating agreements in relation to the advancement of Doicești project Phase 2 Front-End Engineering and Design, a project which targets the development of six NuScale power modules at a former coal plant site in Doicești, Romania.

We believe that we have sufficient Cash and cash equivalents and Investments, along with continued access to capital markets, to satisfy our cash requirements for the next 12 months and beyond. For additional information regarding our risk factors, see the related section in the Company’s 2025 Annual Report on Form 10-K.

Comparison of Cash Flows for the Six Months Ended June 30, 2026 and 2025

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net Cash Used in Operating Activities	$(372,860)	$(56,107)
Net Cash Used in Investing Activities	(677,736)	(152,219)
Net Cash Provided by Financing Activities	985,102	104,465
Net Change in Cash and Cash Equivalents (A)	$(65,494)	$(103,861)

(A) Includes $5,100 in restricted cash
Cash Flows used in Operating Activities
Our cash used in operations increased during the six months ended June 30, 2026, primarily due to the payment to ENTRA1 of $259.9 million, lower collections from customers and prepayments to vendors for the manufacture of the LLM.

Cash Flows used in Investing Activities

Net cash used in investing relates to purchases and sales of investments as management continues to implement its strategy of deploying excess cash into a mix of short-term and long-term investments. This opportunistic allocation reflects our objective of maximizing returns while maintaining liquidity, aligning with our expected future operational needs and cash requirements.

Cash Flows provided by Financing Activities
During both the six months ended June 30, 2026 and 2025, net cash provided by financing activities consisted of proceeds from the utilization of our at-the-market programs.
Commitments and Contractual Obligations
Under the Release Agreement, the Company is required to have credit support to fund the amount of its potential reimbursement of demobilization and wind down costs with CFPP LLC. This account is identified as Restricted cash in the amount of $5.1 million on the accompanying condensed consolidated balance sheet and acts as collateral for the $5.0 million letter of credit outstanding at June 30, 2026.

Further, as described in Note 2, the Company executed a letter of credit associated with the Houston facility lease in the amount of $4.3 million, which is collateralized by restricted cash in the amount of $4.5 million. The future cash payments associated with this lease have been included in the commitments table below.

In 2023, NuScale entered into a sales and marketing agreement with ENTRA1, which was amended effective as of January 1, 2025, to increase the Company’s annual commitment to $34.8 million for services provided ratably over the course of the year. This sale and marketing agreement automatically renews for successive one-year periods, unless terminated by either party upon six months’ prior notice.

On August 27, 2025, NuScale LLC and ENTRA1 executed the PMA, in furtherance of business development and project development activities supported by ENTRA1. Under the PMA, the Company is required to make Milestone Contributions to ENTRA1 under certain circumstances (see Note 9 for more information). While the Company might be subject to future payments in relation to Milestone Contribution 2 and or Milestone Contribution 3, the criteria to record such liability has not been met yet, and the Company does not have an accrued PMA liability as of June 30, 2026.

In July, the Company executed supply chain readiness and design contracts with Paragon Energy Solutions totaling $25.8 million. These contracts will complement the Company’s offering by designing and developing the Highly Integrated Protection System that will be utilized with our NPM and are included in our commitments schedule below.

The following table sets forth the principal cash obligations and commitments that the Company has entered into, assuming no renewals thereafter.

		Payments Due By Year
	Total	2026	2027	2028	2029	2030	Thereafter
Materials purchase commitments - LLM	$41,938	$—	$41,938	$—	$—	$—	$—
Supply chain readiness and manufacturing	7,671	2,056	5,149	466	—	—	—
Services commitments - Other	54,957	20,068	22,607	12,282	—	—	—
PMA contributions	—	—	—	—	—	—	—
Sales and marketing agreements	52,200	17,400	34,800	—	—	—	—
Lease commitments	11,617	366	1,084	1,411	1,648	1,662	5,446
Total	$168,383	$39,890	$105,578	$14,159	$1,648	$1,662	$5,446

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

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of June 30, 2026, our disclosure controls and procedures were operating and effective at reasonable levels of assurance.

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
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information

Insider Trading Arrangements

We proposed to certain employees, including officers, with restricted stock units (“RSUs”) that they instruct the agent who administers our 2022 Long-Term Incentive Plan to promptly sell shares of Class A common stock sufficient to cover tax withholding obligations arising from the vesting and settlement of the RSUs. With respect to any eligible sell-to-cover transactions before the expiration of the cooling off periods specified in Rule 10b5-1(c), the instruction is intended to be a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K, and with respect to eligible sell-to-cover transactions after the cooling off periods specified in Rule 10b5-1(c), the instruction is intended to be a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K and satisfy the affirmative defense of Rule 10b5-1(c). There is no durational limit to, or specified number of shares to be sold pursuant to, these instructions. During the three months ended June 30, 2026, Jose Reyes, Chief Technology Officer, adopted a Rule 10b5-1 trading arrangement on May 12, 2026.

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

NuScale Power Corporation

Date	By:	/s/ John Hopkins
August 5, 2026	Name:	John Hopkins
	Title:	Chief Executive Officer

Date	By:	/s/ Robert Ramsey Hamady
August 5, 2026	Name	Robert Ramsey Hamady
	Title:	Chief Financial Officer