Form 10-Q
period 2026-09-30
NUSCALE POWER Corp
filed 2026-11-05
CIK 1822966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 410,568,229 Class A common shares, $0.0001 par value, and 19,332,018 Class B common shares, $0.0001 par value, outstanding as of October 30, 2026.

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
•developments and projections relating to our partners, competitors and industry, including our expectations for the RoPower Doicești SMR project (as defined and described below) and the collaboration between ENTRA1 and Tennessee Valley Authority;
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

Part I - Financial Information
Item 1. Financial Statements
NuScale Power Corporation
Condensed Consolidated Balance Sheet (Unaudited)

(in thousands, except share and per share amounts)	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$513,359	$836,417
Short-term investments	420,032	417,800
Restricted cash	5,150	5,100
Prepaid expenses	8,641	4,877
Accounts and other receivables, net (2025 - $5,452 from related party)	15,778	8,378
Total current assets	962,960	1,272,572
Property, plant and equipment, net	3,120	1,924
In-process research and development	16,900	16,900
Intangible assets, net	394	527
Goodwill	8,255	8,255
Long-lead material work in process	69,692	63,767
Investments	930,684	32,954
Other assets	28,035	15,613
Total Assets	$2,020,040	$1,412,512
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$26,720	$286,515
Accrued compensation	11,603	8,280
Other accrued liabilities	845	648
Deferred revenue	295	613
Total current liabilities	39,463	296,056
Noncurrent liabilities	5,846	2,570
Deferred revenue	336	335
Total Liabilities	45,645	298,961
Stockholders’ Equity
Class A common stock, par value $0.0001 per share, 662,000,000 shares authorized, 410,541,392 and 318,480,601 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	41	32
Class B common stock, par value $0.0001 per share, 179,000,000 shares authorized, 19,332,018 and 19,413,185 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	2,892,114	1,901,678
Accumulated deficit	(868,078)	(732,871)
Total Stockholders’ Equity Excluding Noncontrolling Interests	2,024,079	1,168,841
Noncontrolling interests	(49,684)	(55,290)
Total Stockholders' Equity	1,974,395	1,113,551
Total Liabilities and Stockholders' Equity	$2,020,040	$1,412,512
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenue (2025 - $7,873 and $22,573 from related party)	$281	$8,242	$921	$29,671
Cost of sales	(148)	(5,533)	(919)	(18,179)
Gross Margin	133	2,709	2	11,492
Research and development expenses	18,007	11,054	49,241	31,987
General and administrative expenses	27,918	519,222	79,632	565,009
Other expenses	19,028	10,873	57,476	31,345
Loss From Operations	(64,820)	(538,440)	(186,347)	(616,849)
Sponsored cost share	—	33	4	117
Investment income	19,111	5,761	43,886	16,424
Loss Before Income Taxes	(45,709)	(532,646)	(142,457)	(600,308)
Foreign income taxes	—	—	—	342
Net Loss	(45,709)	(532,646)	(142,457)	(600,650)
Net loss attributable to noncontrolling interests	(2,056)	(259,327)	(7,250)	(295,685)
Net Loss Attributable to Class A Common Stockholders	$(43,653)	$(273,319)	$(135,207)	$(304,965)

Loss per Share of Class A Common Stock:
Basic and Diluted	$(0.11)	$(1.85)	$(0.37)	$(1.37)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	410,458,377	147,685,584	365,230,553	223,201,115
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2026	410,368	$41	19,334	$2	$2,885,691	$(824,425)	$(47,652)	$2,013,657
Equity-based compensation expense	—	—	—	—	6,314	—	—	6,314
Exercise of common share options and vested RSUs	171	—	—	—	133	—	—	133
Issuance of Class A common stock	—	—	—	—	—	—	—	—
Exchange of combined interests for Class A common stock	2	—	(2)	—	—	—	—	—
Rebalancing of ownership percentage between controlling and the noncontrolling interests	—	—	—	—	(24)	—	24	—
Net loss	—	—	—	—	—	(43,653)	(2,056)	(45,709)
Balances at September 30, 2026	410,541	$41	19,332	$2	$2,892,114	$(868,078)	$(49,684)	$1,974,395

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2025	318,480	$32	19,414	$2	$1,901,678	$(732,871)	$(55,290)	$1,113,551
Equity-based compensation expense	—	—	—	—	18,066	—	—	18,066
Exercise of common share options and vested RSUs	2,252	—	—	—	760	—	—	760
Issuance of Class A common stock	89,727	9	—	—	984,466	—	—	984,475
Exchange of combined interests for Class A common stock	82	—	(82)	—	—	—	—	—
Rebalancing of ownership percentage between controlling and the noncontrolling interests	—	—	—	—	(12,856)	—	12,856	—
Net loss	—	—	—	—	—	(135,207)	(7,250)	(142,457)
Balances at September 30, 2026	410,541	$41	19,332	$2	$2,892,114	$(868,078)	$(49,684)	$1,974,395

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2025	133,753	$13	150,984	$15	$1,101,566	$(408,723)	$(194,009)	$498,862
Equity-based compensation expense	—	—	—	—	4,798	—	—	4,798
Exercise of common share options and vested RSUs	460	—	—	—	1,189	—	—	1,189
Issuance of Class A common stock	13,216	2	—	—	462,611	—	—	462,613
Exchange of combined interests for Class A common stock	20,166	2	(20,166)	(2)	—	—	—	—
Rebalancing of ownership percentage between controlling and the noncontrolling interests	—	—	—	—	(59,444)	—	59,444	—
Net loss	—	—	—	—	—	(273,319)	(259,327)	(532,646)
Balances at September 30, 2025	167,595	$17	130,818	$13	$1,510,720	$(682,042)	$(393,892)	$434,816

(in thousands)	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	122,842	$12	154,255	$15	$995,745	$(377,077)	$(165,575)	$453,120
Equity-based compensation expense	—	—	—	—	14,495	—	—	14,495
Exercise of common share options and vested RSUs	3,551	—	—	—	5,897	—	—	5,897
Issuance of Class A common stock	17,765	3	—	—	562,367	—	—	562,370
Exchange of combined interests for Class A common stock	23,437	2	(23,437)	(2)	—	—	—	—
Rebalancing of ownership percentage between controlling and the noncontrolling interests	—	—	—	—	(67,784)	—	67,784	—
Foreign income tax accrual to noncontrolling interests	—	—	—	—	—	—	(416)	(416)
Net loss	—	—	—	—	—	(304,965)	(295,685)	(600,650)
Balances at September 30, 2025	167,595	$17	130,818	$13	$1,510,720	$(682,042)	$(393,892)	$434,816
The accompanying notes are an integral part of these financial statements.

NuScale Power Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)	Nine Months Ended September 30,
	2026	2025
OPERATING CASH FLOW
Net Loss	$(142,457)	$(600,650)
Adjustments to reconcile net loss to operating cash flow:
Depreciation and amortization	984	911
Equity-based compensation expense	18,066	14,495
Disposal of property, plant and equipment	—	46
Other changes in assets and liabilities:
Prepaid expenses and other assets	(7,075)	(12,149)
Accounts and other receivables (2025 - $1,531 from related party)	(8,166)	5,916
Long-lead material work in process	(5,925)	(19,927)
Long-lead material liability	—	(4)
Accounts payable and accrued expenses	(261,209)	354,072
Net change in right of use assets and lease liabilities	591	(156)
Deferred revenue	449	169
Accrued compensation	3,324	1,371
Net Cash Used in Operating Activities	(401,418)	(255,906)

INVESTING CASH FLOW
Proceeds from sale of short-term investments	804,938	102,788
Proceeds from sale of investments	17,403	43,976
Purchase of short-term investments	(747,592)	(346,988)
Purchase of investments	(975,064)	(105,967)
Purchase of property, plant and equipment	(2,047)	(141)
Net Cash Used in Investing Activities	(902,362)	(306,332)

FINANCING CASH FLOW
Proceeds from the issuance of common stock, net of issuance fees	984,475	562,370
Proceeds from exercise of common share options	760	5,897
Net Cash Provided by Financing Activities	985,235	568,267

Net Change in Cash, Cash Equivalents and Restricted Cash	(318,545)	6,029
Cash, cash equivalents and restricted cash:
Beginning of period	841,517	406,656
End of period	$522,972	$412,685
Summary of Noncash Investing and Financing Activities:
Investments that converted into short-term investments	$59,115	$—
Plant, property and equipment in accounts payable	—	380
Accrued foreign income tax withholding to noncontrolling interests	—	416
Supplemental disclosures of cash flow information:
Foreign income taxes paid	$—	$1,600
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

The Company has entered into a series of agreements, whereby ENTRA1 is NuScale’s exclusive global strategic partner for the commercialization and development of all the Company’s products and services, including NPMs to be included in nuclear power plants. ENTRA1 is also considered a prospective customer as the Company is a key supplier for the sale and installation of NPMs on future ENTRA1 energy projects.

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

Cash in the amount of $5,150 and $5,100 at September 30, 2026 and December 31, 2025, respectively, were restricted as collateral for a letter of credit associated with the Release Agreement with CFPP LLC, and is identified as Restricted cash in the condensed consolidated balance sheet. Further, a second letter of credit was required for the Houston facility lease, which is collateralized by restricted cash of $4,463, that is included in Other assets on the condensed consolidated balance sheet at September 30, 2026. The restricted cash plus cash and cash equivalents on the condensed consolidated balance sheet equals cash, cash equivalents and restricted cash, as reflected in the condensed consolidated statements of cash flows.
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

On March 6, 2026, the Company executed a lease agreement for an office facility in Houston, Texas, that required the Company to enter into a letter of credit in the amount of $4,250 on behalf of the landlord. During the nine months ended September 30, 2026, the Company executed this letter of credit. Further, as part of this lease agreement, the landlord has provided an incentive allowance in the amount of $2,875 that the Company will use to make improvements which will be capitalized as Leasehold improvements and included in Property, plant and equipment on the condensed consolidated balance sheet.
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

Recent Accounting Pronouncements

In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets ASU 2025-05. The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for annual periods beginning for the fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. The Company has elected to adopt the practical expedient for the nine months ended September 30, 2026, which did not have a material impact on its condensed consolidated financial statements.

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

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
Controlling and Noncontrolling Interests	2026	2025	2026	2025
NuScale Corp Class A common stock
Beginning of period	410,367,790	133,753,450	318,480,601	122,842,474
Exchange of combined interests for Class A common stock	1,732	20,165,878	81,167	23,437,092
Issuance of Class A common stock	—	13,216,809	89,727,165	17,764,936
RSUs vested and exercise of options	171,870	459,644	2,252,459	3,551,279
End of period	410,541,392	167,595,781	410,541,392	167,595,781

NuScale LLC Class B Units (NCI)
Beginning of period	19,333,750	150,983,449	19,413,185	154,254,663
Exchange of combined interests for Class A common stock	(1,732)	(20,165,878)	(81,167)	(23,437,092)
End of period	19,332,018	130,817,571	19,332,018	130,817,571

Total
Beginning of period	429,701,540	284,736,899	337,893,786	277,097,137
Issuance of Class A common stock	—	13,216,809	89,727,165	17,764,936
RSUs vested and exercise of options	171,870	459,644	2,252,459	3,551,279
End of period	429,873,410	298,413,352	429,873,410	298,413,352
The ownership percentages of the controlling and noncontrolling interests are as follows:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2026	2025	2026	2025
NuScale Corp Class A common stock
Beginning of period	95.5%	47.0%	94.3%	44.3%
End of period	95.5%	56.2%	95.5%	56.2%

NuScale LLC Class B Units (NCI)
Beginning of period	4.5%	53.0%	5.7%	55.7%
End of period	4.5%	43.8%	4.5%	43.8%

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

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss attributable to Class A common stockholders	$(43,653)	$(273,319)	$(135,207)	$(304,965)
Weighted-average shares for basic and diluted loss per share	410,458,377	147,685,584	365,230,553	223,201,115
Basic and Diluted loss per share of Class A common stock	$(0.11)	$(1.85)	$(0.37)	$(1.37)
Anti-dilutive securities excluded from shares outstanding:
Shares of Class B common stock	19,332,018	130,817,571	19,332,018	130,817,571
Stock options	4,473,564	4,810,528	4,473,564	4,810,528
Time-based RSUs	4,822,174	4,221,913	4,822,174	4,221,913
Total	28,627,756	139,850,012	28,627,756	139,850,012

On February 26, 2026, NuScale entered into a sales agreement with UBS Securities LLC, B. Riley Securities, Inc., Canaccord Genuity LLC and Tuohy Brothers Investment Research, Inc. as sales agents under which the Company may offer and sell shares of our Class A common stock, having an aggregate sales price of up to $1,000,000 (the “2026 ATM Program”). This 2026 ATM Program was completed in June 2026.

On August 11, 2026, the Company entered into a sales agreement with UBS Securities LLC, B. Riley Securities, Inc., Canaccord Genuity LLC, Craig-Hallum Capital Group, LLC, TCBI Securities, Inc., doing business as Texas Capital Securities, and Tuohy Brothers Investment Research, Inc. as sales agents under which the Company may offer and sell shares of our Class A common stock, having an aggregate sales price of up to $750,000.

While the Company did not issue and sell any Class A common stock during the three months ended September 30, 2026, for the nine months ended September 30, 2026, the Company issued and sold 89,727,165 shares of Class A common stock for the gross and net proceeds of $1,000,000 and $984,475, respectively, with a weighted average price of $11.14 per share.

On August 11, 2025, NuScale entered into a sales agreement with UBS Securities LLC, TD Securities (USA) LLC, B. Riley Securities, Inc., Canaccord Genuity LLC and Tuohy Brothers Investment Research, Inc. as sales agents under which the Company may offer and sell shares of our Class A common stock, having an aggregate sales price of up to $500,000 (the “2025 ATM Program”).

During the three months ended September 30, 2025, the Company issued and sold 13,216,809 shares of Class A common stock for the gross and net proceeds of $475,185 and $462,613, respectively, with a weighted average price of $36.05 per share. During the nine months ended September 30, 2025, the Company issued and sold a combined total of 17,764,936 shares of Class A common stock for the gross and net proceeds of $577,601 and $562,370,

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
respectively, with a weighted average price of $33.68 per share under the 2025 ATM Program and a previous At-the-market program.
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

The carrying amount of certain financial instruments, including deposits, accounts payable and accrued expenses, approximates fair value due to their short maturities. Our cash equivalents consist of money market funds denominated in United States (“U.S.”) dollars and U.S. treasury bills (“U.S. Treasury Bills”), while our Short-term investments consist of U.S. Treasury Bills, certificates of deposit (“CDs”) and corporate bonds and paper issued by major U.S. and Canadian banks, as well as U.S. publicly traded companies (“Corporate Bonds and Paper”). Our Investments include U.S. Government Mortgage-backed Securities (“U.S. Government Securities”), U.S. Treasury Bills and Corporate Bonds and Paper. The U.S. Government Securities, Treasury Bills, CDs and Corporate Bonds and Paper are all rated A or above and are classified as held-to-maturity and carried at amortized cost, as the Company has the intent and the ability to hold them until they mature. The carrying values of the Company’s Short-term investments and Investments are adjusted for accretion of discounts over the remaining life of the investment, while interest or investment income are recognized in investment income in the Company’s condensed consolidated statement of operations. All of the Company’s Short-term investments and Investments were valued using quoted prices for identical instruments in other markets.

In determining the allowance for expected credit losses under ASC 326, Credit Losses, the credit quality and collectability of each class of financial assets are evaluated. For our U.S. Government Securities, U.S. Treasury Bills, CDs and Corporate Bonds and Paper, based on the maturity of the instruments and the strong credit ratings and historical performance of the counterparty, analysis indicates a minimal probability of default, and therefore, the expected credit loss is immaterial.

The table below represents the Company’s financial assets measured at fair value on a recurring basis, with the difference between the amortized cost basis and the fair value representing the gross unrecognized holding loss for the respective financial instrument groupings. The Company had negligible unrecognized holding gains.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

	Amortized Cost Basis	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money Market Accounts	$182,286	$182,286	$—	$—	$182,286
U.S. Treasury Bills	49,866	—	49,861	—	49,861
Short-term Investments:
CDs	360,000	—	360,000	—	360,000
U.S. Treasury Bills	14,992	—	14,943	—	14,943
Corporate Bonds and Paper	45,040	—	45,000	—	45,000
Investments:
U.S. Government Securities	169,438	—	167,089	—	167,089
U.S. Treasury Bills	139,932	—	137,950	—	137,950
Corporate Bonds and Paper	621,314	—	614,719	—	614,719
Total as of September 30, 2026	$1,582,868	$182,286	$1,389,562	$—	$1,571,848

	Amortized Cost Basis	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total
Cash Equivalents:
CDs	$255,000	$—	$255,093	$—	$255,093
Money Market Accounts	402,909	402,909	—	—	402,909
Short-term Investments:
CDs	417,800	—	418,374	—	418,374
Investments:
U.S. Government Securities	5,865	—	5,862	—	5,862
Corporate Bonds	27,089	—	27,096	—	27,096
Total as of December 31, 2025	$1,108,663	$402,909	$706,425	$—	$1,109,334
5.Accounts and Other Receivables
Accounts and other receivables, net include interest receivable, commercial accounts receivable and reimbursement requests outstanding from cost share awards. The cost share reimbursement requests are recognized as eligible costs are incurred. Reimbursement under the awards is recognized as award funds are obligated and is included in Sponsored cost share in the condensed consolidated statement of operations. Interest receivable of $14,874 and $2,109 was outstanding at September 30, 2026 and December 31, 2025, respectively.

Accounts receivable are presented net of allowance for credit losses. Management estimates an allowance for credit losses by evaluating customer and transaction-specific conditions, including adverse situations that may affect a customer’s ability to pay, as well as both microeconomic and macroeconomic factors.

The Company elected the practical expedient under ASC 326-20-30-5A to exclude accrued interest from the amortized cost basis of the Company’s financial assets when measuring potential impairment under ASC 326, Credit Losses.

As of September 30, 2026 and December 31, 2025, the Company had no allowance for credit losses for Accounts and other receivables.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
6.Leases
The Company recognizes right-of-use assets and lease liabilities for leases with terms greater than 12 months. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. As of September 30, 2026 and December 31, 2025, the Company has only operating leases.
Information related to right-of-use assets and lease liabilities follows:

Lease Assets/Liabilities	Balance Sheet Classification	September 30,	December 31,
		2026	2025
Right-of-use Assets
Operating lease assets	Other assets	$5,921	$1,628
Total right-of-use assets		$5,921	$1,628

Lease Liabilities
Operating lease liabilities, current	Other accrued liabilities	$845	$648
Operating lease liabilities, noncurrent	Noncurrent liabilities	5,789	1,102
Total lease liabilities		$6,634	$1,750

	September 30,	December 31,
Supplemental Lease Information	2026	2025
Right-of-use assets obtained in exchange for new operating leases	$5,174	$—
Weighted-average remaining lease term – operating leases	6.13 years	2.20 years
Weighted average discount rate-operating leases	4.84%	4.99%
The remaining lease payments under the Company’s leases follows:

Future Annual Payments	Operating Leases
2026	$221
2027	1,084
2028	1,411
2029	1,648
2030	1,662
Remaining Years	5,446
Total lease payments	11,472
Less: imputed interest	(1,963)
Less: lease incentive allowance	(2,875)
Present value of lease liabilities	$6,634
Lease expense for the three months ended September 30, 2026 and 2025 totaled $587 and $519, respectively, of which $421 and $347, respectively, consist of operating lease costs. Lease expense for the nine months ended September 30, 2026 and 2025 totaled $1,284 and $1,232, respectively, of which $1,094 and $1,037, respectively, consist of operating lease costs. The difference accounts for short-term lease costs.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
7.Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	September 30, 2026	December 31, 2025
Furniture and fixtures	$27	$27
Office and computer equipment	7,115	5,224
Software	11,763	11,698
Operations equipment	1,165	1,165
Leasehold improvements	489	489
	20,559	18,603
Less: Accumulated depreciation	(17,591)	(16,740)
Add: Assets under development	152	61
Net property, plant and equipment	$3,120	$1,924

Depreciation of property, plant and equipment for the nine months ended September 30, 2026 and 2025 was $851 and $778, respectively. Of these amounts, $200 and $651 is included in G&A expenses and Other expense, respectively, for the 2026 fiscal year and $178 and $600, respectively, for the 2025 fiscal year.
8.Long-Lead Material Work In Process
The Company has continued to advance its investment into LLM, which represents in-process inventory recorded at cost and is identified as Long-lead material work in process on the condensed consolidated balance sheet in the amount of $69,692 and $63,767 as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, costs included in the LLM relate only to raw materials essential to the manufacturing of the NPM sourced from Doosan Enerbility Co., Ltd. (“Doosan”), a global leader in power generation and energy solutions recognized as a world-class supplier of nuclear power plant equipment. This LLM from Doosan includes raw materials required for heavy forging, steam generator tubes and weld material, as well as manufacturing costs to melt, apply heat treatment and machine the raw materials.
In October 2026, NuScale executed a contract with Doosan that will support the Company’s investment into the physical production of an advanced component of our NPM, specifically for the fabrication of the upper reactor coolant system of the NPM.
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

In 2025, the criteria for triggering payment of Milestone Contribution 1 was achieved, as ENTRA1 entered into a non-binding agreement relating to 72 NPMs. As such, we incurred an expense of $507,393, with $247,509 being settled in 2025 and $259,884 settled during the nine months ended September 30, 2026. While the Company is subject to future payments in relation to Milestone Contribution 2 and/or Milestone Contribution 3, the criteria to record such liability has not been met yet, and the Company does not have an accrued PMA liability as of September 30, 2026.
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

The Company has determined that its Chief Executive Officer (“CEO”), Chief Commercial Officer (“CCO”) and Chief Financial Officer (“CFO”) are its chief operating decision makers (the “CODMs”). During the three and nine months ended September 30, 2026 and 2025, the CODMs made decisions on resource allocation, assessed performance of the business and monitored budget versus actual results using Net loss, which is provided in the accompanying condensed consolidated statements of operations. These measures are used to allocate resources for business activities on a consolidated basis as the Company operates in one reportable segment. The Company does not use a measure of segment assets in its decision making. When evaluating how to allocate resources for the 2027 fiscal year, CODMs will primarily focus on total Labor costs, which includes compensation and benefits for all employees and contract labor, and which are the significant expenses within Loss from operations and Net loss. Labor costs for the current and prior year have been restated to reflect these new groupings and totaled $32,602 and $22,159 for the three months ended September 30, 2026 and 2025, respectively, while for the nine months ended September 30, 2026 and 2025, Labor costs totaled $95,479 and $66,687, respectively. Labor costs are included in all three of the Company’s operating expense line items on the condensed consolidated statements of operations.
11.Revenue
The following table presents our revenue disaggregated into categories based on the nature of such revenues:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue Categories	2026	2025	2026	2025
Power Plant and NPM related services	$23	$8,034	$335	$28,438
Energy Exploration Centers	258	176	586	1,099
Other	—	32	—	134
Total	$281	$8,242	$921	$29,671

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)

12.Employee Benefits

The Company sponsors a defined contribution 401(k) Plan with contributions to be made at the sole discretion of management. Under the provisions of the 401(k) Plan, the Company matches the employees’ contributions for the first 3% of compensation and matches 50% of the employees’ contributions for the next 2% of compensation. The expense recorded for the 401(k) Plan was $639 and $443 for the three months ended September 30, 2026 and 2025, respectively, while for the nine months ended September 30, 2026 and 2025, the Company expensed $1,895 and $1,468, respectively.
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

The effective tax rate was 0% for the three and nine months ended September 30, 2026 and 2025. The effective income tax rate for the three and nine months ended September 30, 2026 differed significantly from the statutory rates, primarily due to the losses and the recognition of a valuation allowance as a result of the Company’s new tax structure following the Transaction.

During the three and nine months ended September 30, 2026, the Company incurred no income tax, while during the nine months ended September 30, 2025, the Company did incur $342 in foreign withholding tax expense in the country of Romania, but no domestic income tax.

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at NuScale Corp as of September 30, 2026, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

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
14.Equity-Based Compensation

Time-based RSUs

During the nine months ended September 30, 2026, the Company’s Board of Directors (the “Board”) granted 3,043,250 employee time-based RSU awards for an aggregate value of $38,629, while during the same period in the prior year, 1,576,743 RSUs with an aggregate value of $28,009 were granted to employees. The awards vest one-third annually from the grant date. During the nine months ended September 30, 2026, 2,050,142 RSUs vested with shares of Class A common stock issued.

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
15.Related Party Transactions
From time to time, NuScale enters into contracts with Fluor, formerly a related party, whereby Fluor or the Company perform services for one another. As of September 30, 2026, Fluor has divested all shares of NuScale Class A common stock and is no longer considered a related party.

During the three months ended March 31, 2026, Fluor was still considered a related party, however, no revenue was earned from Fluor. For the three and nine months ended September 30, 2025, Fluor accounted for $7,873 and $22,573, respectively, or 96% and 76% of the Company’s revenue. At December 31, 2025, Fluor owed the Company $5,452, which is included in Accounts and other receivables, net, on the condensed consolidated balance sheet.
16.Commitments and Contingencies
Legal Proceedings
In the regular course of business, the Company is involved in various legal proceedings and claims incidental to the normal course of business.

On February 18, 2026, a shareholder lawsuit was filed in the U.S. District Court for the District of Oregon, Portland Division, against the Company, John Hopkins, Ramsey Hamady and Fluor Corporation, and on July 10, 2026, an amended complaint was filed in this lawsuit adding Alan Boeckmann, Jim Breuer, Alvin Collins, ENTRA1 Energy, LLC and Wadie J. Habboush as additional defendants. The amended complaint in the lawsuit, Truedson v. NuScale Power Corporation, et al. (Case No. 26-cv-00328) (the “Truedson Class Action”), asserts claims under federal securities laws that the defendants made false and misleading statements and failed to disclose material facts, relating to ENTRA1’s experience, qualifications and capabilities as a developer of nuclear power plants, and further asserts that Fluor and the individual defendants are controlling persons within the meaning of federal securities laws, and that Fluor sold securities while in possession of material, non-public information in violation of Section 20A of the Securities Exchange Act of 1934. The plaintiff in the lawsuit seeks to represent a class of persons that purchased shares of the Company’s Class A common stock between March 3, 2025, and November 6, 2025, and seeks unspecified damages, attorneys’ fees and other relief. On September 25, 2026, the Company filed a motion to dismiss the amended complaint in its entirety and with prejudice. The plaintiff’s opposition to this motion is due on or before November 16, 2026, and the Company’s reply in support of its motion is due on or before December 16, 2026. No hearing date has yet been set on this motion. The Company is unable to estimate the potential loss or range of loss, if any, associated with the lawsuit, which could materially and adversely impact its business, financial condition or results of operations. On March 24, 2026, Albert Leigh, a purported shareholder of the Company, filed a derivate lawsuit in U.S. District Court for the District of Oregon, Portland Division, against certain of the Company’s officers and directors and the Company, as the nominal defendant. The lawsuit, Albert Leigh, derivatively on behalf of NuScale Power Corporation v. John Hopkins, Robert Hamady, et al. (Case No. 3-26-02366) is based on substantially the same factual allegations as the Truedson Class Action case and asserts claims against the individual defendants for alleged breaches of their fiduciary duties as officers and directors of the Company, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and, against defendants Hopkins and Hamady, for contribution under Sections 10(b) and 21D of the Exchange Act. On June 9, 2026, the Court entered an order that adopted a stipulated motion to stay this case until final resolution of the Truedson Class Action, and the exhaustion of any and all appeals therefrom. The Company is unable to estimate the potential loss or range of loss, if any, associated with the lawsuit, which could materially and adversely impact its business, financial condition or results of operations.

On October 28, 2026, Thomas Harwood III, a purported shareholder of the Company, filed a derivative lawsuit in the United States District Court for the District of Oregon, Portland Division. The lawsuit, Harwood, derivatively on behalf of NuScale Power Corporation v. Hopkins, et al., (Case No. 3:26-cv-02366), names certain current and former directors and officers of the Company as defendants and the Company as a nominal defendant and is based on substantially the same factual allegations as the Truedson Class Action. The complaint generally alleges breaches of fiduciary duty and violations of federal securities laws arising from, among other things, statements concerning the Company’s relationship with ENTRA1 Energy LLC, ENTRA1’s capabilities and experience, the Company’s commercialization strategy, and the Company’s internal controls and risk oversight. The complaint asserts claims under Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9, as well as claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and contribution under Sections 10(b) and 21D of the Exchange Act. The Company is unable to estimate the potential loss or range of loss, if

NuScale Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except shares and per share amounts)
any, associated with the lawsuit, which could materially and adversely impact its business, financial condition or results of operations.

Cash Obligations and Commitments

Under the Release Agreement, the Company is required to have credit support to fund the amount of its potential reimbursement of demobilization and wind down costs with CFPP LLC. This account is identified as Restricted cash in the amount of $5,150 and $5,100 on the accompanying condensed consolidated balance sheet at September 30, 2026 and December 31, 2025, respectively, and acts as collateral for the $5,000 letter of credit outstanding.

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

On August 27, 2025, NuScale LLC and ENTRA1 executed the PMA, in furtherance of business development and project development activities supported by ENTRA1. Under the PMA, the Company is required to make Milestone Contributions to ENTRA1 under certain circumstances (see Note 9 for more information). While the Company might be subject to future payments in relation to Milestone Contribution 2 and/or Milestone Contribution 3, the criteria to record such liability has not been met yet, and the Company does not have an accrued PMA liability as of September 30, 2026.

In June 2026, the Company executed supply chain readiness and design contracts with Paragon Energy Solutions totaling $25,815. These contracts will complement the Company’s offering by designing and developing the Highly Integrated Protection System that will be utilized with our NPM and are included in our commitments schedule below.

The following table sets forth the principal cash obligations and commitments that the Company has entered into as of September 30, 2026, assuming no renewals thereafter.

		Payments Due By Year
	Total	2026	2027	2028	2029	2030	Thereafter
Materials purchase commitments - LLM	$41,938	$—	$41,938	$—	$—	$—	$—
Supply chain readiness and manufacturing	9,963	1,298	8,035	630	—	—	—
Services commitments - Other	62,885	22,720	24,024	14,998	1,143	—	—
PMA contributions	—	—	—	—	—	—	—
Sales and marketing agreements	43,500	8,700	34,800	—	—	—	—
Lease commitments	11,472	221	1,084	1,411	1,648	1,662	5,446
Total	$169,758	$32,939	$109,881	$17,039	$2,791	$1,662	$5,446

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of NuScale Corp should be read together with our financial statements as of and for the years ended December 31, 2025, 2024 and 2023 , including as may be found in the Company’s 2025 Annual Report on Form 10-K, and our unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026 and 2025, together with related notes thereto. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties, including, but not limited to, those described under the sections entitled “Risk Factors” in our 2025 Annual Report on Form 10-K. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. As used herein, “NuScale,” the “Company,” “us,” “our” or “we” refer to NuScale Corp, together with its consolidated subsidiaries.
Overview

Our mission is to provide scalable advanced nuclear technology to produce electricity, heat and clean water to improve the quality of life for people around the world. We are commercializing a modular, scalable electric Light Water Reactor technology that we believe will deliver safer, scalable, cost-effective and reliable carbon free power. Our core technology, the NPM, can generate 77 MWe, with a focus on the integration of components, simplification or elimination of systems and use of passive safety features. We believe that this results in a safe and highly reliable power plant suitable to be sited close to where electricity, water desalinization, hydrogen production or process heat is needed.

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

Outlook

Foreign SMR Market

Demand for energy in foreign markets is currently being driven by population growth, industrialization and urbanization with countries in Asia contributing the most to international growth. Rising living standards, driven by economic growth, have increased the need for residential electricity, a trend that is expected to increase in the coming years, with Asia forecasted to account for nearly 60% of global growth in electricity consumption through 2050.

The Company currently has one international customer: RoPower Nuclear S.A. (“RoPower”), which is a joint venture established by S.N. Nuclearelectrica S.A. (“Nuclearelectrica”) and Nova Power & Gas S.A. In July 2024, NuScale and RoPower signed a technology licensing agreement, which granted RoPower a right to use certain intellectual property of NuScale’s. In the third quarter of the 2024 fiscal year, Nuclearelectrica and RoPower signed the Front-End Engineering and Design (“FEED”) Phase 2 contract with Fluor, at the time a related party to NuScale. FEED Phase 2 included tasks related to the development of a Class 3 plant cost estimate, as well as support to RoPower with its regulatory and stakeholder engagements. NuScale completed their scope of work for FEED Phase 2 as a subcontractor to Fluor in late 2025.

On February 12, 2026 the Romanian Government approved the investment decision for the RoPower Doicești SMR plant project, allowing for the ability to seek financing to further feasibility studies, and site-specific design work prior to any construction moving forward. This is a positive step in support of advancing the project to the next phase, which we refer to as the “pre-EPC phase”, as RoPower is authorized to advance the licensing and geotechnical work, finalize a pre-engineering, procurement and construction (“EPC”) contract, and begin negotiating contracts for long lead items. We do not anticipate that RoPower will enter into a pre-EPC contract until they have secured financing to support the pre-EPC activities but once a pre-EPC contract is entered into, we anticipate that we will recommence work on the project.

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

We are positioning ourselves to support the potential next phase of the collaboration between TVA and ENTRA1 which is contingent on the execution of one or more power purchase agreements between ENTRA1 and TVA.

In addition, ENTRA1 and NuScale continue to develop domestic customer interests, including interest from hyperscaler, technology, industrial and micro-grid customers in sectors that include direct air capture, water desalinization, hydrogen production and mission critical facilities.
Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue (2025 - $7,873 and $22,573 from related party)	$281	$8,242	$921	$29,671
Cost of sales	(148)	(5,533)	(919)	(18,179)
Gross Margin	133	2,709	2	11,492
Research and development expenses	18,007	11,054	49,241	31,987
General and administrative expenses	27,918	519,222	79,632	565,009
Other expenses	19,028	10,873	57,476	31,345
Loss From Operations	(64,820)	(538,440)	(186,347)	(616,849)
Sponsored cost share	—	33	4	117
Investment income	19,111	5,761	43,886	16,424
Loss Before Income Taxes	(45,709)	(532,646)	(142,457)	(600,308)
Foreign income taxes	—	—	—	342
Net Loss	$(45,709)	$(532,646)	$(142,457)	$(600,650)
Comparison of the Three Months Ended September 30, 2026 and 2025

Revenue
Revenue decreased by $8.0 million during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to the revenue recognized from the work associated with the Fluor FEED Phase 2 engineering services in support of the RoPower project, which was completed in late 2025, with no comparable activity in 2026.

Cost of Sales

Cost of sales decreased $5.4 million during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to the completion of the work associated with the Fluor FEED Phase 2 engineering services in support of the RoPower project in late 2025.

Research and Development
R&D expenses increased $7.0 million during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily as a result of $6.7 million higher costs associated with the Company’s increased activities to advance the technological readiness and design maturity of our NPM components.

General and Administrative
G&A expenses decreased by $491.3 million during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to the 2025 recognition of Milestone Contribution 1 of $495.0 million associated with the signing of a non-binding agreement between ENTRA1 and TVA, with no comparable activity in 2026. This decrease was slightly offset by higher compensation costs, fees associated with the implementation of the enterprise resource planning system (“ERP”) and insurance costs.

Other Expenses
Other expenses increased by $8.1 million during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to (a) the Company’s engineers and project personnel working on fewer commercial projects than in the prior year, resulting in the lower allocation to Cost of sales described above and (b) higher other compensation costs incurred as we have ramped up the resources supporting supply chain readiness and the delivery of future commercial projects.

Investment Income
Investment income increased $13.4 million during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily as a result of the Company’s stronger cash position and higher investments in cash equivalents, Short-term investments and Investments and higher interest rates.
Comparison of the Nine Months Ended September 30, 2026 and 2025

Revenue
Revenue decreased $28.8 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to the revenue recognized from the RoPower technology license agreement (“TLA”) completed during the first three months of 2025 as well as the work associated with the Fluor FEED Phase 2 engineering services in support of the RoPower project, which was completed in late 2025, with no comparable activity in 2026.

Cost of Sales
Cost of sales decreased $17.3 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to the completion of the work associated with the Fluor FEED Phase 2 engineering services in support of the RoPower project in late 2025.

Research and Development
R&D expenses increased $17.3 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily as a result of $19.7 million higher costs associated with the Company’s increased activities to advance the technological readiness and design maturity of our NPM components, partially offset by $2.4 million in lower regulatory and testing costs as we received SDA approval in May 2025.

General and Administrative
G&A expenses decreased $485.4 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 primarily due to the 2025 recognition of Milestone Contribution 1 of $495.0 million associated with the signing of a non-binding agreement between ENTRA1 and TVA, with no comparable activity in 2026. slightly offset by $4.2 million of higher equity-based compensation and compensation costs due to increased headcount and $2.7 million of ERP costs and higher $2.2 million organizational and advisory costs.

Other Expenses
Other expenses increased by $26.2 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to (a) the Company’s engineers and project personnel working on fewer commercial projects than in the prior year, resulting in the lower allocation to Cost of sales described above and (b) higher other compensation costs incurred as we have ramped up the resources supporting supply chain readiness and the delivery of future commercial projects as well as advisory fees.

Investment Income
The increase of $27.5 million in investment income reflects the Company’s stronger cash position which resulted in higher investments in interest bearing cash equivalents, Short-term investments and Investments during the nine months ended September 30, 2026.
Liquidity and Capital Resources
On February 26, 2026, NuScale entered into a sales agreement with UBS Securities LLC, B. Riley Securities, Inc., Canaccord Genuity LLC and Tuohy Brothers Investment Research, Inc. as sales agents under which the Company may offer and sell shares of our Class A common stock, having an aggregate sales price of up to $1,000,000 (the “2026 ATM Program”). This 2026 ATM Program was completed in June 2026.
On August 11, 2026, the Company entered into a sales agreement with UBS Securities LLC, B. Riley Securities, Inc., Canaccord Genuity LLC, Craig-Hallum Capital Group, LLC, TCBI Securities, Inc., doing business as Texas Capital Securities, and Tuohy Brothers Investment Research, Inc as sales agents under which the Company may offer and sell shares of our Class A common stock, having an aggregate sales price of up to $750,000.

While the Company did not issue and sell any Class A common stock during the three months ended September 30, 2026, for the nine months ended September 30, 2026, the Company issued and sold 89,727,165 shares of Class A common stock for the gross and net proceeds of $1,000,000 and $984,475, respectively, with a weighted average price of $11.14 per share.

Since NuScale’s inception, we have incurred significant operating losses and have an accumulated deficit of $868.1 million, with negative operating cash flows. As of September 30, 2026, we had Cash and cash equivalents of $513.4 million, Short-term investments of $420.0 million and Investments of $930.7 million, with no debt. Historically, our primary sources of cash included sales under the ATM Programs, investment capital, and DOE and other government sponsored cost share agreements to support the advancement of our SMR technology both domestically and abroad. As we transition from research and development to the commercialization of our technology, we are focusing on commercial contracts that generate revenue and are investing in activities that advance the production of our NPMs.

We believe that we have sufficient Cash and cash equivalents and Investments, along with continued access to capital markets, to satisfy our cash requirements for the next 12 months and beyond. For additional information regarding our risk factors, see the related section in the Company’s 2025 Annual Report on Form 10-K.

Comparison of Cash Flows for the Nine Months Ended September 30, 2026 and 2025

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net Cash Used in Operating Activities	$(401,418)	$(255,906)
Net Cash Used in Investing Activities	(902,362)	(306,332)
Net Cash Provided by Financing Activities	985,235	568,267
Net Change in Cash and Cash Equivalents (A)	$(318,545)	$6,029

(A) Includes $5,150 in restricted cash and $4,463 in other assets
Cash Flows used in Operating Activities
Our cash used in operations increased during the nine months ended September 30, 2026, primarily due to the payment to ENTRA1 of $259.9 million, lower collections from customers and prepayments to vendors for the manufacture of the LLM.

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

Cash Flows provided by Financing Activities
During both the nine months ended September 30, 2026 and 2025, net cash provided by financing activities consisted of proceeds from the utilization of our at-the-market programs.
Commitments and Contractual Obligations
Under the Release Agreement, the Company is required to have credit support to fund the amount of its potential reimbursement of demobilization and wind down costs with CFPP LLC. This account is identified as Restricted cash in the amount of $5.2 million on the accompanying condensed consolidated balance sheet and acts as collateral for the $5.0 million letter of credit outstanding at September 30, 2026.

The Company executed a letter of credit associated with the Houston facility lease in the amount of $4.3 million, which is collateralized by restricted cash in the amount of $4.5 million. The future cash payments associated with this lease have been included in the commitments table below.

In 2023, NuScale entered into a sales and marketing agreement with ENTRA1, which was amended effective as of January 1, 2025, to increase the Company’s annual commitment to $34.8 million for services provided ratably over the course of the year. This sales and marketing agreement automatically renews for successive one-year periods, unless terminated by either party upon six months’ prior notice.

On August 27, 2025, NuScale LLC and ENTRA1 executed the PMA, in furtherance of business development and project development activities supported by ENTRA1. Under the PMA, the Company is required to make Milestone Contributions to ENTRA1 under certain circumstances (see Note 9 for more information). While the Company might be subject to future payments in relation to Milestone Contribution 2 and or Milestone Contribution 3, the criteria to record such liability has not been met yet, and the Company does not have an accrued PMA liability as of September 30, 2026.

In June 2026, the Company executed supply chain readiness and design contracts with Paragon Energy Solutions totaling $25.8 million. These contracts will complement the Company’s offering by designing and developing the Highly Integrated Protection System that will be utilized with our NPM and are included in our commitments schedule below.

The following table sets forth the principal cash obligations and commitments that the Company has entered into as of September 30, 2026, assuming no renewals thereafter.

		Payments Due By Year
	Total	2026	2027	2028	2029	2030	Thereafter
Materials purchase commitments - LLM	$41,938	$—	$41,938	$—	$—	$—	$—
Supply chain readiness and manufacturing	9,963	1,298	8,035	630	—	—	—
Services commitments - Other	62,885	22,720	24,024	14,998	1,143	—	—
PMA contributions	—	—	—	—	—	—	—
Sales and marketing agreements	43,500	8,700	34,800	—	—	—	—
Lease commitments	11,472	221	1,084	1,411	1,648	1,662	5,446
Total	$169,758	$32,939	$109,881	$17,039	$2,791	$1,662	$5,446

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

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2026, our disclosure controls and procedures were operating and effective at reasonable levels of assurance.

Changes in Internal Controls over Financial Reporting

During the quarter ending September 30, 2026, the Company implemented a new enterprise resource planning system (“ERP”) that will allow for more automated controls and enhance operational functionality. As a result of this implementation, we have made changes to our internal controls over financial reporting to address processes and procedures impacted by the ERP implementation.

Other than the changes associated with the ERP implementation noted above, there have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

See “Legal Proceedings” in Note 16, Commitments and Contingencies, for information regarding legal proceedings.
Item 1A. Risk Factors

There have been no material changes from our risk factors as disclosed in the 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information

Insider Trading Arrangements

We proposed to certain employees, including officers, with restricted stock units (“RSUs”) that they instruct the agent who administers our 2022 Long-Term Incentive Plan to promptly sell shares of Class A common stock sufficient to cover tax withholding obligations arising from the vesting and settlement of the RSUs. With respect to any eligible sell-to-cover transactions before the expiration of the cooling off periods specified in Rule 10b5-1(c), the instruction is intended to be a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K, and with respect to eligible sell-to-cover transactions after the cooling off periods specified in Rule 10b5-1(c), the instruction is intended to be a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K and satisfy the affirmative defense of Rule 10b5-1(c). There is no durational limit to, or specified number of shares to be sold pursuant to, these instructions. During the three months ended September 30, 2026, John Hopkins, Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement on August 11, 2026, and Clayton Scott, Chief Commercial Officer, adopted a Rule 10b5-1 trading arrangement on August 11, 2026.

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
10.1
Sales Agreement dated August 11, 2026 between the Company and UBS Securities LLC, B. Riley Securities, Inc., Canaccord Genuity LLC, Craig-Hallum Capital Group, LLC, TCBI Securities, Inc., doing business as Texas Capital Securities, and Tuohy Brothers Investment Research, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on August 11, 2026)

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

NuScale Power Corporation

Date	By:	/s/ John Hopkins
November 5, 2026	Name:	John Hopkins
	Title:	Chief Executive Officer

Date	By:	/s/ Robert Ramsey Hamady
November 5, 2026	Name	Robert Ramsey Hamady
	Title:	Chief Financial Officer